Form 10-Q
period 1999-06-30
U S INTERACTIVE INC/PA
filed 1999-09-20
CIK 1086637

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                         Commission File Number 0-26923


                             U.S. INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    23-3316696
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

        2012 Renaissance Boulevard,                              19406
       King of Prussia, Pennsylvania                          (Zip Code)
  (Address of principal executive offices)

                                 (610) 313-9700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes               No     X
                         ------------      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,256,062 shares of common stock, $.001 par value per share, as of September 7, 1999.

-----------------------------------------------------------------------------

                     U.S. Interactive, Inc. and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART  I.       FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

                                                                                                             Page No.
                                                                                                             --------
               Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998.................1

               Consolidated Statements of Operations for the three and six months ended
               June 30, 1999 and 1998 (Unaudited) ...............................................................2

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998
               (Unaudited) ......................................................................................3

               Notes to Consolidated Financial Statements........................................................4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................................9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.......................................18

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds........................................................19


Item 6.        Exhibits and Reports on Form 8-K.................................................................19

               SIGNATURES.......................................................................................21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                           June 30,           December 31,
Assets                                                                                       1999                 1998
                                                                                         (unaudited)
                                                                                           --------             --------
Current assets:
     Cash and cash equivalents                                                             $  1,998             $  3,698
     Accounts receivable (net of allowance of
     $174 in 1999 and $526 in 1998)                                                           8,038                3,388
     Fees and expenditures in excess of billings                                                815                  731
     Prepaid expenses and other current assets                                                  727                  305
                                                                                           --------             --------
          Total current assets                                                               11,578                8,122

Furniture and equipment, net                                                                  2,346                1,375
Goodwill and other intangibles, net                                                          10,894               12,542
Deferred offering costs                                                                         397                 --
Other assets                                                                                    126                  223
                                                                                           --------             --------
Total Assets                                                                               $ 25,341             $ 22,262
                                                                                           ========             ========

Liabilities and Stockholders' Deficit
 Current liabilities:
     Accounts payable                                                                      $  2,018             $  1,334
     Accrued expenses                                                                         4,837                2,354
     Notes payable - bank                                                                     1,075                1,706
     Current portion of long-term debt                                                          702                  162
     Billings in excess of fees and expenditures                                              3,577                  650
                                                                                           --------             --------
          Total current liabilities                                                          12,209                6,206

Long-term debt, net of current portion                                                        1,172                  583
                                                                                           --------             --------

Total Liabilities                                                                            13,381                6,789

Mandatorily redeemable convertible preferred stock, $.001 par value, 15,000,000 shares authorized, 5,341,096 issued and outstanding in 1999 and
1998, including accreted dividends of $1,225 in 1999 (Unaudited)
and $477 in 1998:                                                                            18,041               17,293
                                                                                           --------             --------

Common Stock-90,000,000 shares authorized, $.001 par value 10,083,949
shares issued in 1999 (unaudited), 9,124,999 shares issued in 1998                               10                    9

     Additional paid in capital                                                              15,744               12,418
     Treasury stock, 1,039,311 shares, at cost                                               (4,812)              (4,812)
     Accumulated deficit                                                                    (17,023)              (9,435)
                                                                                           --------             --------
     Total Stockholders' Deficit                                                             (6,081)              (1,820)
                                                                                           --------             --------
     Total Liabilities and Stockholders' Deficit                                           $ 25,341             $ 22,262
                                                                                           ========             ========


           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                                           1999         1998         1999         1998
                                                                         --------     --------     --------     --------
                                                                        (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenue                                                                  $  7,641     $  2,546     $ 13,763     $  4,925

Operating costs and expenses:
     Project personnel and related expenses                                 4,181        1,424        7,298        2,674
     Management and administrative                                          3,921        1,200        6,594        1,890
     Marketing and sales                                                      728          490        1,451          841
     Depreciation and amortization                                          2,597          123        5,057          213
                                                                         --------     --------     --------     --------

                                                                           11,427        3,237       20,400        5,618
                                                                         --------     --------     --------     --------

Operating loss                                                             (3,786)        (691)      (6,637)        (693)

Other income (expense):
     Interest expense                                                        (119)         (19)        (239)         (45)
     Interest income                                                           29            8           58           15
                                                                         --------     --------     --------     --------

Net loss                                                                   (3,876)        (702)      (6,818)        (723)

Accretion of mandatorily redeemable preferred
 stock to redemption value                                                   (374)        --           (748)        --
                                                                         --------     --------     --------     --------

Net loss attributable to common stockholders                             $ (4,250)    $   (702)    $ (7,566)    $   (723)
                                                                         ========     ========     ========     ========

Basic and diluted loss per common share:                                 $   (.47)    $   (.15)    $   (.87)    $   (.15)
                                                                         ========     ========     ========     ========

Weighted average shares outstanding used in the loss per common share calculation:
Basic and diluted                                                           9,037        4,737        8,723        4,737
                                                                         ========     ========     ========     ========



           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                        1999                1998
                                                                                     -----------         -----------
                                                                                     (unaudited)         (unaudited)
Cash flows from operating activities:
     Net loss                                                                          $(6,818)            $  (723)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of deferred stock compensation and other non-cash                       202                --
        charges
      Depreciation and amortization                                                      5,057                 213
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable                                                (4,618)             (1,164)
         Increase in fees and expenditures in excess of billings                          (497)               (200)
         Decrease (increase) in prepaid expenses and other current assets                   27                 (85)
         Increase in accounts payable and accrued expenses                               3,100               1,528
         Increase (decrease) in billings in excess of fees and expenditures              2,927                (183)
                                                                                       -------             -------

     Net cash used in operating activities                                                (620)               (614)
                                                                                       -------             -------

Cash flows from investing activities:
     Purchase of furniture and equipment                                                (1,090)               (197)
     Acquisition, net of cash acquired                                                      17                (106)
     Other                                                                                  12                 (66)
                                                                                       -------             -------

     Net cash used in investing activities                                              (1,061)               (369)
                                                                                       -------             -------

Cash flows from financing activities:
     Net borrowings (repayments) under bank line of credit                                (631)                825
     Net proceeds (redemption) of note payable                                             837                (117)
     Net proceeds from the exercise of stock options                                       172                --
     Deferred offering costs                                                              (397)               --
                                                                                       -------             -------
     Net cash (used in) provided by financing activities                                   (19)                708
                                                                                       -------             -------

     Net decrease in cash and cash equivalents                                          (1,700)               (275)

     Cash and cash equivalents, beginning of period                                      3,698                 786
                                                                                       -------             -------
     Cash and cash equivalents, end of period                                          $ 1,998             $   511
                                                                                       =======             =======

      Supplemental disclosure of cash flow information:
          Cash paid for interest                                                       $   115             $    27
                                                                                       =======             =======



           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

         The interim consolidated financial statements of the Company for the three and six months ended June 30, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1998 included in the Company's registration statement on Form S-1, as amended (File No. 333-78751). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1999.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         U.S. Interactive, Inc. (the Company) is a provider of Internet professional services helping companies take advantage of the business opportunities presented by the Internet. The Company provides integrated Internet strategy consulting, marketing and technology services that enable clients to align their people, processes and systems to form an electronic enterprise.

         As more fully described in Note (4), in August 1999 the Company completed an Initial Public Offering of its common stock.

Principles of Consolidation

         The accompanying consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries, Web Access, Inc., and Digital Bindery, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Digital Bindery, LLC had no meaningful assets or operations during the periods presented.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any potential contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Deferred Offering Costs

         As of June 30, 1999, specific incremental costs directly attributable to the Company's initial public offering process have been deferred. These costs will be charged against additional paid-in-capital in connection with the consummation of its initial public offering.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Historical Net Loss Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. For all loss periods, the effect of common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements and the accounting rules set for the in Staff Accounting Bulletin No. 98 issued by the SEC in February 1998.

2.  ACQUISTIONS

         On July 2, 1998, the Company completed a merger (the Merger) with Digital Evolution, Inc. (DE) an Internet professional services firm that provided development services for Internet, intranet and extranet applications. The shareholders of DE agreed to exchange their common and preferred shares for common and preferred shares of the Company.

         The Merger resulted in the Company issuing 4,383,954 shares of common stock, 1,573,533 shares of Series A mandatorily redeemable convertible preferred stock and options to purchase a total of 1,043,945 shares of Company common stock. The aggregate purchase price was approximately $17 million. In connection with the Merger, the holders of the Company's original Series A and B convertible referred stock exchanged their shares for Series B and C mandatorily redeemable convertible preferred stock.

         The Merger was accounted for under the purchase method of accounting. The results of operations of DE have been included in the Company's consolidated financial statements since July 1, 1998.

         The excess of the purchase price over the fair value of the net identifiable assets acquired of $16,128,000 has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over its estimated life of two years.

         The purchase price was allocated as follows (in thousands):

         Fair value of assets acquired
           (Primarily accounts receivable and fixed assets)      $2,064
           Goodwill and related intangible assets                15,283
           Assembled workforce                                      845
           Fair value of liabilities acquired                    (1,192)
                                                                -------
                                                                $17,000
                                                                =======

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         In March 1999, the Company acquired certain assets and assumed certain liabilities of InVenGen LLC, a regional Internet professional service firm, in exchange for 584,800 shares of the Company's common stock having an estimated fair market value of $2,924,000 at the time of the transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over two years.

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the next two year period in order for the restricted shares to be released. If an employee leaves the Company during the two-year period all unvested shares for such employee are forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that will be amortized over the two-year period. The historical results of operations of InVenGen, LLC are not material to the Company.

The following table reflects unaudited pro forma combined results of operations of the Company, DE and InVenGen LLC on the basis that the acquisitions had taken place at the beginning of 1998 (in thousands, except per share data).

                                                                          Three Months Ending      Six Months Ending
                                                                                 June 30,               June 30,
                                                                             1999       1998         1999      1998
                                                                             ----       ----         ----      ----
Revenue..................................................................  $ 7,641    $ 3,557      $13,763    $7,735
Net loss attributable to common stockholders.............................   (4,250)    (4,732)      (8,079)   (8,017)
Basic and diluted loss per common share..................................  $  (.47)   $  (.47)     $  (.90)   $ (.80)

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.


3. LITIGATION

     The Company is involved in certain claims and legal proceedings including the collection of accounts receivable. While it is not feasible to predict or determine the financial outcome of these proceedings management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations of liquidity.

4. SUBEQUENT EVENT - INITIAL PUBLIC OFFERING

     In August 1999, the Company completed its Initial Public Offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of manditorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to the Company from its Initial Public Offering net of underwriting discounts and costs of the offering were approximately $45 million. The Company used a total of $ 2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

The following unaudited pro forma consolidated balance sheet sets forth the financial position of the Company as of June 30, 1999 as if the offering had closed and all proceeds were received on June 30, 1999 and all Initial Public Offering related expenses had been accrued or paid.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (In thousands, except per share data)

Assets                                                                                                     June 30, 1999
                                                                              June 30,           IPO          Pro Forma
                                                                          1999 (unaudited)   Adjustments     (unaudited)
                                                                          ---------------    -----------   ---------------
Current assets:
     Cash and cash equivalents                                                $  1,998           42,135           44,133
     Accounts receivable (net of allowance of
     $174 in 1999)                                                               8,038                             8,038
     Fees and expenditures in excess of billings                                   815                               815
     Prepaid expenses and other current assets                                     727                               727
                                                                              --------         --------         --------
          Total current assets                                                  11,578           42,135           53,713

Furniture and equipment, net                                                     2,346                             2,346
Goodwill, net                                                                   10,894                            10,894
Deferred offering costs                                                            397             (397)            --
Other assets                                                                       126                               126
                                                                              --------         --------         --------
Total Assets                                                                  $ 25,341           41,738           67,079
                                                                              ========         ========         ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                         $  2,018                             2,018
     Accrued expenses                                                            4,837                             4,837
     Notes payable - bank                                                        1,075           (1,075)            --
     Current portion of long-term debt                                             702             (702)            --
     Billings in excess of fees and expenditures                                 3,577                             3,577
                                                                              --------         --------         --------
          Total current liabilities                                             12,209           (1,777)          10,432

Long-term debt, net of current portion                                           1,172           (1,172)
                                                                              --------         --------         --------

Total Liabilities                                                               13,381           (2,949)          10,432

Mandatorily redeemable convertible preferred stock, $.001 par value,
15,000,000 shares authorized, 5,341,096 issued and outstanding in 1999
(unaudited) and none pro forma:
                                                                                18,041          (18,041)            --
                                                                              --------         --------         --------

Common stock- 90,000,000 shares authorized,  $.001 par value
 10,083,949 shares issued in 1999 (unaudited) and
 20,290,893 Issued pro forma:                                                       10               10               20
     Additional paid in capital                                                 15,744           62,718           78,462
     Treasury stock, 1,039,311 shares, at cost                                  (4,812)                           (4,812)
     Accumulated deficit                                                       (17,023)                          (17,023)
                                                                              --------         --------         --------
     Total Stockholders' Equity (Deficit)                                       (6,081)          62,728           56,647
                                                                              --------         --------         --------
     Total Liabilities and Stockholders' Equity (Deficit)                     $ 25,341           41,738           67,079
                                                                              ========         ========         ========

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of U.S. Interactive, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities act of 1933, as amended, and Section 1E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10Q. These forward-looking statements include statements about the following:

o  implementing our business strategy
o  managing our growth and employee costs
o our business and growth strategies and other statements continued herein that are not historical facts.

When used in this Report, the words "anticipate, "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including: changes in general economic and business conditions and those in the Internet professional services market in particular; changes in Internet-related technologies; actions of competitors; the extent to which we are able to expand our business into new markets; our inability to effectively manage our growth (including growth through acquisitions, including problems which may arise in intregrating acquired businesses into the Company's operations and in achieving satisfactory operating results from the acquired businesses; the level of demand for our services; changes in our business strategies; Year 2000 issues including those affecting the Company or its clients; our inability to obtain financing when required and other factors discussed under the caption "Risk Factors" in our prospectus dated August 9, 1999.

Overview

       Revenue. Revenue is derived from fixed-fee or time and materials contracts. Revenue under fixed-fee arrangements is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Fees and expenditures in excess of billings represent the costs incurred on projects and anticipated profits earned on projects in excess of amounts billed to date. These amounts are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profit earned. These amounts are recorded as a liability. Revenues exclude reimbursable expenses charged to clients. Losses on projects in progress are recognized when known.

       Approximately 75% of our revenue for the six months ended June 30, 1999, was derived from fixed-fee arrangements. The percentage of our revenue that is derived from fixed-fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

       Cost Structure. The largest portion of our costs consists of employee-related expenses for our project personnel and other direct costs, such as third-party vendor costs. The remainder of our costs are associated with the development of our business and support of our project personnel, such as marketing and sales, and management and administrative support. Marketing and sales consists primarily of personnel costs and commissions as well as the cost associated with our development and maintenance of our marketing materials and programs. Management and administrative expense consists primarily of the costs associated with:

o        operations

o        finance

o        human resources

o        information systems

o        facilities

o        other administrative support for project personnel

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         We regularly review our fees for services, compensation and overhead costs in an effort to remain competitive within our industry. In addition, we monitor the progress of client projects with client senior management from time to time. Monitoring the costs and progress associated with each project is aided by our intranet-based project management systems. We manage the activities of our service delivery personnel by monitoring project schedules closely and staffing requirements for new projects. Most of our client projects can, and may in the future, be terminated by the client without penalty. As a result, an unanticipated termination of a client project could require us to maintain underutilized employees, resulting in higher than expected percentage and number of inactive professionals. While we intend to adjust our professional staff to reflect our active projects, we must maintain a sufficient number of senior professionals to oversee existing and anticipated client projects and participate with our sales efforts to secure new client projects.

       Variability of Operating Results. Our operating results have fluctuated from quarter to quarter and may continue to fluctuate in the future. These fluctuations may be significant. It is difficult for us to forecast accurately the frequency and duration of our projects. We incur expenses, which are mainly fixed expenses, based on our expectations concerning the costs of our future projects. We may not be able to adjust our spending in a timely manner to compensate for any shortfall in our projected revenues. In the event of such a shortfall, our expenses as a percentage of our revenue would increase. We also have experienced seasonality with respect to our revenues that has resulted in lower revenue during summer, year-end vacation and holiday periods.

         In July 1998, the Company completed the Digital Evolution merger which resulted in issuance of 4,383,954 shares of common stock and 1,573,533 shares of series A preferred stock to the shareholders of Digital Evolution. Prior to the merger, Digital Evolution was an Internet professional services firm. The Digital Evolution merger has been accounted for using the purchase method of accounting. Of the total value of the consideration paid of $17.0 million, $872,000 has been allocated to the fair value of the net tangible assets acquired and liabilities assumed, and $16.1 million has been allocated to goodwill and other intangible assets, which will be amortized over a two-year period. The annual amortization expense associated with this goodwill and other intangible assets is approximately $8.0 million. The results of operations of Digital Evolution have been consolidated with the Company's results of operations since July 1, 1998.

         In March 1999, the Company acquired certain assets and assumed certain liabilities of InVenGen LLC, a regional Internet professional service firm, in exchange for 584,800 shares of the Company's common stock having an estimated fair market value of $2,924,000 at the time of the transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over two years. The results of operations of InVenGen LLC have been consolidated with the Company's results of operations since April 1, 1999.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                               Three Months Ended          Six Months Ended
                                             June 30,       June 30,    June 30,      June 30,
                                               1999          1998         1999          1998
                                               ----          ----         ----          ----
Net revenues .........................         100%          100%          100%          100%

Operating expenses:

         Project personnel and related          55            56            53            54
         Management and administration          51            47            48            38
         Marketing and sales .........          10            19            11            17
         Depreciation and amortization          34             5            37             4
                                              ----          ----          ----          ----

         Total operating expenses ....         150           127           148           114
                                              ----          ----          ----          ----

Loss from operations .................         (50)          (27)          (48)           14
Other income (expense), net ..........           1             1             2             1
                                              ----          ----          ----          ----

Net loss .............................         (51)%         (28)%         (50)%         (15)%
                                              ====          ====          ====          ====

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

         REVENUE. Revenue increased $5.1 million, or 200%, to $7.6 million for the three months ended June 30, 1999, from $2.5 million for the three months ended June 30, 1998. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the merger with Digital Evolution, Inc. and the acquisition of InVenGen, LLC.

         PROJECT PERSONNEL AND RELATED EXPENSES. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $2.8 million, or 194%, to $4.2 million for the three months ended June 30, 1999, from $1.4 million for the three months ended June 30, 1998. The increase was primarily due to the increase in the hiring of project personnel associated with the increased demand for the Company's services as well as additional personnel related expenses associated with the Digital Evolution merger and InVenGen, LLC acquisition.

         MANAGEMENT AND ADMINISTRATIVE. Management and administrative expenses increased $2.7 million, or 227%, to $3.9 million for the three months ended June 30, 1999, from $1.2 million for the three months ended June 30, 1998. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations.

         MARKETING AND SALES. Marketing and sales expenses increased $238,000, or 49%, to $728,000 for the three months ended June 30, 1999, from $490,000 for the three months ended June 30, 1998. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.5 million to $2.6 for the three months ended June 30, 1999 as compared to $100,000 for the three months ended June 30, 1998. The increase was primarily due to amortization of approximately $2.0 million recognized from the Digital Evolution merger and $370,000 from the InVenGen LLC acquisition. These amounts are being amortized over 2 year periods. There was also increased capital expenditures for new equipment and leasehold improvements.

         OTHER INCOME (EXPENSE). Other expense increased $79,000 to $90,000 for the three months ended June 30, 1999 compared to $11,000 for the three months ended June 30, 1998. The increases were primarily attributable to increased borrowings under our bank line of credit and term loan, which was partially offset by increased interest income from cash investments.

         INCOME TAX EXPENSE. As a result of the Company's losses there was no income tax expense for the three months ended June 30, 1999 or the three months ended June 30, 1998.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

         REVENUE. Revenue increased $8.9 million, or 180%, to $13.8 million for the six months ended June 30, 1999 from $4.9 million for the six months ended June 30, 1998. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the merger with Digital Evolution, Inc. and the acquisition of InVenGen, LLC.

         PROJECT PERSONNEL AND RELATED EXPENSES. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $4.6 million, or 173%, to $7.3 million for the six months ended June 30, 1999, from $2.7 million for the comparable period of 1998. The increase was primarily due to the increase in the hiring of project personnel associated with the increased demand for the Company's services as well as additional personnel related expenses associated with the Digital Evolution merger and InVenGen, LLC acquisition.

         MANAGEMENT AND ADMINISTRATIVE. Management and administrative expenses increased $4.7 million, or 249%, to $6.6 million for the six months ended June 30, 1999, from $1.9 million for the same period of 1998. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations.

         MARKETING AND SALES. Marketing and sales expenses increased $700,000, or 73%, to $1.5 million for the six months ended June 30, 1999 from $800,000 for the same period in 1998. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $4.8 million to $5.0 million for the six months ended June 30, 1999 from $200,000 for the comparable period in 1998. The increase was primarily due to amortization of approximately $4.0 million recognized from the Digital Evolution merger and $555,000 from the InVenGen LLC acquisition. These amounts are being amortized over 2 year periods. There was also increased capital expenditures for new equipment and leasehold improvements.

         OTHER INCOME (EXPENSE). Other expense increased $151,000 to $181,000 for the six months ended June 30, 1999 compared to $30,000 for the same period in 1998. The increases were primarily attributable to increased borrowings under our bank line of credit and term loan, which was partially offset by increased interest income from cash investments.

         INCOME TAX EXPENSE. As a result of the Company's losses there was no income tax expense for the six months ended June 30, 1999 or the six months ended June 30, 1998.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

         Since inception, prior to the completion of our initial public offering in August 1999, we have financed our operations primarily from sales of preferred stock and borrowings under a line of credit and term loan from a commercial bank. Through December 31, 1998 we had raised approximately $12.7 million, net of offering expenses, through the sale of our preferred stock. At June 30, 1999 we had approximately $2.0 million in cash and cash equivalents.

         Net cash used in operating activities was $600,000 for both the six month period ended June 30, 1999 and 1998. Cash used in operating activities in each of these periods was primarily the result of net losses, which were partially offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and other assets which were offset by increases in accounts payable and other liabilities.

         Net cash used in investing activities was $1.1 million for the six months ended June 30, 1999 as compared to $400,000 for the six months ended June 30, 1998. The increase in net cash used was primarily due to increased purchases of furniture and equipment.

         Net cash provided by financing activities was zero for the six months ended June 30, 1999 as compared to $700,000 for the six months ended June 30, 1998. The primary reason for the decline was a decrease in net borrowings under our credit facility and term loan, which was partially offset by the exercise of stock options.

In August 1999, the Company completed its Initial Public Offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of manditorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to the Company from its Initial Public Offering net of underwriting discounts and costs of the offering were approximately $45 million. The Company used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

         The Company believes that the net proceeds from the recently completed public offering, combined with current cash balances and borrowings available under the credit facilities, will be sufficient to fund requirements for working capital and capital expenditures for at least the next twenty four months. Thereafter, the Company may sell additional equity or debt securities or seek additional credit facilities. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. Additional financing, if any, may not be available on satisfactory terms.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Year 2000 Readiness

GENERAL. Many older computer systems, software products, and embedded microprocessor chips that are in use today were programmed to accept two digit entries in the date code field (e.g., "98" for "1998"). These systems, software and embedded microprocessor chips need to be modified or upgraded to distinguish twenty-first century dates (e.g., "2002") from twentieth century dates (e.g., "1902"), in order to avoid the possibility of erroneous results or systems failures.

We have reviewed and continue to evaluate and update our formal processes and procedures to address any potential Year 2000 compliance issues relating to our corporate infrastructure and our current and future client projects. We believe that we have allocated adequate resources for this purpose and expect our Year 2000 compliance program to be completed before the end of 1999.


CORPORATE STATE OF READINESS. We believe that our identification of Year 2000 compliance issues is complete with respect to our internal operating systems. The infrastructure is composed of Information Technology ("IT") systems (e.g., financial, human resources, client support, voicemail) and non-IT systems (e.g., elevators, fire suppression systems). We have identified those systems which are not affected and those systems which need replacement or modification. We believe that all material identified systems that are at risk will be made Year 2000 compliant or will be replaced before December 31, 1999 and that our business critical systems that have date sensitivity will be fixed, tested, and in place before the year 2000.

We have communicated with all of our material vendors, suppliers and other third parties regarding Year 2000 compliance of embedded processors in products and facilities which we obtain from such third parties. We anticipate that affected embedded processors will be replaced before the year 2000. We have also required all vendors who provide material hardware or software for our information technology systems to provide assurances of their Year 2000 compliance. For network infrastructure, servers and other shared technologies, all changes identified by the vendors and providers as required for Year 2000 compliance of their systems have been implemented. Changes required for Year 2000 compliance of desktop systems are currently being implemented and are scheduled for completion by October 31, 1999, although in the judgment of management any failure of these systems would have a negligible impact on the our operations and would take only a few days to resolve. Although we have completed our assessment of the Year 2000 compliance issues with respect to the products, facilities, and services which we obtain from third parties, we continue to monitor and assess Year 2000 issues relating to such products, facilities and services.

We have retained a third party consulting organization to inventory, assess, remediate and test solutions software delivered to our clients. Based on the results to date, we have required only very minor revisions to our solutions software code. This effort is now 80% complete, with completion scheduled for October 31, 1999.


COSTS. Based on work performed to date, we expect that the cost for material, labor and upgrades to complete our year 2000 certification process will be approximately $400,000. This includes the cost of material upgrades, software modification and related consulting fees. As of June 30, 1999, we have expended approximately $50,000 on our Year 2000 compliance efforts. To date, our Year 2000 remediation costs total approximately $200,000.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

RISK FACTORS. Since we utilize third-party vendor equipment, telecommunications products, and software products in the development of our Internet solutions, we are currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products. We have communicated with such third parties about their plans and progress in addressing the Year 2000 problem, and we have requested assurances that equipment, products and services provided by such third parties will be Year 2000 compliant. We have received assurances from certain of the third-party vendors. However, such third parties' Year 2000 compliance efforts are not within our control. In the event that such additional assurances are not timely received, we will switch to another vendor or take such other action as we shall then deem appropriate.

Software products as complex as those utilized by us in the performance of our services might contain undetected errors or failures when first introduced or when new versions are released. This includes the risk that products thought to be Year 2000 compliant are not Year 2000 compliant. While we believe that the products utilized in the performance of our services are Year 2000 compliant, there can be no assurance that these products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, which could result in potential liability to our clients or other third parties. The failure of any critical technology components to operate properly may have a material impact on business operations or require us to incur unanticipated expenses to remedy any problems.

Although as a general matter, we do not specifically warrant to a client that its work will be Year 2000 compliant, certain clients have requested and received such warranties. In such cases, we do not warrant the compliance of third party software; rather, we warrant only that software created by us will be Year 2000 compliant. However, even absent a specific Year 2000 warranty, there is a risk that clients for whom we have created or implemented software will attempt to hold us liable for any damages that result in connection with Year 2000 problems.

We may experience difficulties caused by undetected errors or defects in the technology we use in our internal systems. In addition, there are substantial operation risks beyond our control, including the risk that vital services provided by utilities and governmental agencies will be interrupted. It is possible that interruptions in vital services in late calendar year 1999 and early calendar year 2000 will interfere with normal business operations, and that such failures could materially and adversely affect our results of operations, financial condition and cash flows.

Many companies, including our clients and prospects, might need to modify or upgrade their information systems to address this Year 2000 issue. The effects of this issue and of the efforts by companies to address it are unclear. The Year 2000 issues might affect the purchasing patterns of clients and prospective clients. Many companies are allocating significant resources to attain Year 2000 compliance. These allocations might result in reduced resources available to utilize our services. Additionally, Year 2000 issues inherent in a client's other software programs might significantly limit that client's ability to realize the intended benefits to be derived from our services.

CONTINGENCY PLANS. We have begun preparation of a contingency plan that provides for backup systems and procedures and a full compliment of information services support staff to deal with unforeseen information systems failures. We have redundant servers for a number of systems to ensure our ability to reconstruct failed systems quickly and a backup data center is being constructed to reduce the effect of regional infrastructure failures.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES


Item  3 Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense in limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities. If market interest rates were to increase by 10% from rates as of September 1,1999, we do not believe that the effect would be material to the Company.

All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c)  Sales of Unregistered Securities.

     During the three months ended June 30, 1999, the Company issued a total of 9,250 shares of Common Stock which were not registered for sale under the Securities Act. All such shares were issued upon exercise of options granted to employees under the Company's 1997 Stock Option Plan, at exercise prices ranging from $1.50 to $3.50 per share, for an aggregate exercise price of $16,875.

(d)  Use of Proceeds of Public Offering

     On August 5, 1999, the Company's registration statement on Form S-1 (SEC File No. 333-78571) was declared effective, for the Initial Public Offering by the Company (the "IPO") of a total of 4,865,848 shares of its common stock, at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders of the Company at the same price. Lehman Brothers, Hambrecht & Quist, and Adams, Harkness & Hill, Inc. acted as managing underwriters for the IPO. The 4,865,848 shares consisted of 3,115,848 shares offered by the Company to the managing underwriters and 1,750,000 shares offered to eligible shareholders of Safeguard Scientifics, Inc. in a Directed Share Subscription program (the "DSSP"). The IPO was completed in August 1999.

     The Company paid to the underwriters underwriting discounts in the total amount of $ 2,181,093 and a management fee in connection with the DSSP in the amount of $490,000. In addition, in connection with its IPO, the Company paid an estimated $1,169,000 million in expenses. The Company received $45 million in proceeds from the Offering, net of underwriting discounts, DSSP management fee and expenses of the IPO. None of the Company's expenses in connection with the IPO were paid directly or indirectly to directors or officers of the Company or their associates, or to persons owning 10% or more of the Company's common stock or other affiliates of the Company.

     The Company has used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan. The balance of the net proceeds will be used for general corporate purposes and for future acquisitions.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The exhibits required by Item 601 of Regulation S-K are listed below and are incorporated as indicated in the notes.


         Number       Description
         ------       -----------
       * 10.9         Severance Agreement, dated May 18, 1999, between U.S.
                      Interactive and Richard J. Masterson

     ** 10.12 Letter agreement between U.S. Interactive and Chromazone, dated April 6, 1999

     27               Financial Data Schedule

* Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-78751), incorporated herein by reference.

** Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-78751), incorporated herein by reference.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. INTERACTIVE, INC.
                                (Registrant)


Date: September 20, 1999        By: /s/ Stephen T. Zarrilli
                                    ------------------------------------------
                                        Stephen T. Zarrilli
                                        Chief Executive Officer



Date:  September 20, 1999       By: /s/ Philip L. Calamia
                                    ------------------------------------------
                                        Philip L. Calamia
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)