Form 10-Q
period 1999-09-30
U S INTERACTIVE INC/PA
filed 1999-11-15
CIK 1086637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number 0-26923
                                                -------

                             U.S. INTERACTIVE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                               23-3316696
                       --------                               ----------
            (State or Other Jurisdiction of                (I.R.S. Employer)
            Incorporation or Organization)              (Identification Number)

              2012 Renaissance Boulevard,
             King of Prussia, Pennsylvania                      19406
             -----------------------------                      -----
       (Address of principal executive offices)               (Zip Code)

                                 (610) 313-9700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   _X_                   No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,378,505 shares of common stock, $.001 par value per share, as of October 31, 1999.

                     U.S. Interactive, Inc. and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements
                                                                                                          Page No.
                                                                                                          --------
              Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998.         1

              Consolidated Statements of Operations for the three and nine months ended September 30,
              1999 and 1998 (Unaudited)..............................................................         2

              Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and
              1998 (Unaudited).......................................................................         3

              Notes to Condensed Consolidated Financial Statements...................................         4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................         7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............................        12



PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..............................................        13

Item 6.       Exhibits and Reports on Form 8-K.......................................................        13

              SIGNATURES.............................................................................        15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


PART I. FINANCIAL INFORMATION

                                                                 September 30,     December 31,
                                                                     1999             1998
                                                                     ----             ----
                                                                  (unaudited)
         Assets
Current assets:
     Cash and cash equivalents...........................          $ 40,889           $  3,698
     Accounts receivable (net of allowance of
         $438 in 1999 and $526 in 1998)..................            10,197              3,388
     Fees and expenditures in excess of billings.........             1,149                731
     Prepaid expenses and other current assets...........               680                305
                                                                   --------           --------
          Total current assets ..........................            52,915              8,122

Furniture and equipment, net.............................             3,867              1,375
         Goodwill and other intangibles, net.............             8,366             12,542
         Other assets....................................               159                223
                                                                   --------           --------
Total Assets ............................................          $ 65,307           $ 22,262
                                                                   ========           ========

         Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable .....................................          $  3,628           $  1,334
   Accrued expenses......................................             5,733              2,354
   Notes payable - bank .................................                 -              1,706
   Current portion of long-term debt.....................               882                162
   Billings in excess of fees and expenditures ..........             1,970                650
                                                                   --------           --------
Total current liabilities................................            12,213              6,206

Long-term debt, net of current portion...................               548                583
                                                                   --------           --------
Total Liabilities........................................            12,761              6,789

Mandatorily redeemable convertible preferred stock, $.001 par value, 15,000,000 shares authorized, 5,341,096 issued and
   outstanding in 1998, including accreted dividends of $477
   in 1998:..............................................                 -             17,293

Preferred stock, $.001 per value, 15,000,000 shares authorized,
none issued or outstanding in 1999.......................                 -                  -

Common Stock-90,000,000 shares authorized, $.001 par value
   20,360,369 shares issued in 1999 (unaudited), 9,124,999 shares
   issued in 1998........................................                20                  9

Additional paid in capital...............................            78,892             12,418
Treasury stock, 1,062,709 shares, at cost................            (5,055)            (4,812)
Accumulated deficit......................................           (21,311)            (9,435)
                                                                    --------           -------
Total Stockholders' Equity (Deficit).....................            52,546             (1,820)
                                                                    -------            -------
Total Liabilities and Stockholders' Equity (Deficit).....          $ 65,307           $ 22,262
                                                                   ========           ========

      See accompanying notes to condensed consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                Three Months Ended September 30, Nine Months Ended September 30,
                                                          1999           1998          1999         1998
                                                          ----           ----          ----         ----
                                                      (unaudited)    (unaudited)    (unaudited)  (unaudited)

Revenue...............................                 $  9,887       $  4,554    $   23,650      $  9,478

Operating costs and expenses:
     Project personnel and related expenses               5,521          2,412        12,819         5,085
     Management and administrative....                    5,007          2,747        11,601         4,637
     Marketing and sales..............                    1,013            623         2,464         1,464
     Depreciation and amortization....                    2,680          2,181         7,737         2,395
                                                       --------       --------    ----------      --------
                                                         14,221          7,963        34,621        13,581
Operating loss........................                   (4,334)        (3,409)      (10,971)       (4,103)
                                                       --------       --------    ----------      --------
Other income (expense):
     Interest expense ................                      (74)           (82)         (314)         (127)
     Interest income..................                      289              6           347            22
                                                       --------       --------    ----------      --------
Net loss..............................                   (4,119)        (3,485)      (10,938)       (4,208)

Accretion of mandatorily redeemable preferred
 stock to redemption value............                     (168)          (251)         (916)         (251)
                                                       --------       --------    ----------      --------
Net loss attributable to common stockholders           $ (4,287)      $ (3,736)   $  (11,854)     $ (4,459)
                                                       ========       ========    ==========      ========
Basic and diluted loss per common share:               $   (.30)      $   (.41)   $    (1.14)         (.73)
                                                       ========       ========    ==========      ========
Weighted average shares outstanding used in
   the loss per common share calculation:
Basic and diluted....................                    14,414          9,020        10,447         6,121
                                                       ========       ========    ==========      ========




      See accompanying notes to condensed consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Nine Months Ended September 30,
                                                                        1999              1998
                                                                       ------            ------
                                                                     (unaudited)       (unaudited)
Cash flows from operating activities:
     Net loss................................................         $(10,938)        $  (4,208)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of deferred stock compensation and other
        non-cash charges ....................................              473                --
     Depreciation and amortization ..........................            7,737             2,395
     Changes in operating assets and liabilities, net of
        effects of acquisitions:
        Increase in accounts receivable......................           (6,777)              (35)
        Increase in fees and expenditures in excess of
         billings............................................             (417)             (541)
        Increase in prepaid expenses and other current assets             (339)             (326)
        Increase in accounts payable and accrued expenses  ..            5,606             1,691
        Increase (decrease) in billings in excess of fees and
         expenditures .......................................            1,320              (256)
                                                                      --------         ---------
     Net cash used in operating activities  ..................          (3,335)           (1,281)
                                                                      --------         ---------
Cash flows from investing activities:
     Purchase of furniture and equipment......................          (2,840)             (368)
     Acquisition, net of cash acquired .......................               -              (725)
     Other....................................................             (24)              (58)
                                                                      --------         ---------
     Net cash used in investing activities....................          (2,864)           (1,151)
                                                                      --------         ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock...................          45,987            10,807
     Payments to acquire treasury stock.......................               -            (4,812)
     Retirement of preferred stock............................               -            (1,020)
     Net (repayments) borrowings under bank line of credit....          (1,700)            1,225
     Net proceeds  of note payable............................             387               438
     Net proceeds from the exercise of stock options..........             194                --
     Deferred offering costs..................................          (1,478)               --
                                                                      --------         ---------
     Net cash  provided by financing activities...............          43,390             6,638
                                                                      --------         ---------
     Net increase in cash and cash equivalents ...............          37,191             4,206

     Cash and cash equivalents, beginning of period...........           3,698               786

     Cash and cash equivalents, end of period.................        $ 40,889         $  4, 992
                                                                      ========         =========
       Supplemental disclosure of cash flow information:
          Cash paid for interest .............................        $    176         $      63
                                                                      ========         =========


      See accompanying notes to condensed consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

         The interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1998 included in the Company's registration statement on Form S-1, as amended (File No. 333-78751). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1998 and 1999, and the results of its cash flows for the nine months ended September 30, 1998 and 1999.

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

Deferred Offering Costs

         Specific incremental costs directly attributable to the Company's initial public offering process aggregate approximately $1,478,000 and were charged against additional paid-in-capital in connection with the consummation of its initial public offering.

Historical Net Loss Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of common and common equivalent shares outstanding during the period. For all loss periods, the effect of common equivalent shares were excluded from the computation as their effect is anti-dilutive. Net loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin No. 98 issued by the SEC in February 1998.

2.  ACQUISTIONS

         On July 2, 1998, the Company completed a merger (the Merger) with Digital Evolution, Inc. (DE) an Internet professional services firm that provided development services for Internet, intranet and extranet applications. The shareholders of DE agreed to exchange their common and preferred shares for common and preferred shares of the Company.

         The Merger resulted in the Company issuing 4,383,954 shares of common stock, 1,573,533 shares of Series A mandatorily redeemable convertible preferred stock and options to purchase a total of 1,043,945 shares of Company common stock. The aggregate purchase price was approximately $17 million. In connection with the Merger, the holders of the Company's original Series A and B convertible preferred stock exchanged their shares for Series B and C mandatorily redeemable convertible preferred stock.

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

         The purchase price was allocated as follows (in thousands):

         Fair value of assets acquired (Primarily accounts
          receivable and fixed assets).............................. $ 2,064
         Goodwill and related intangible assets.....................  15,283
         Assembled workforce........................................     845
         Fair value of liabilities acquired.........................  (1,192)
                                                                     -------
                                                                     $17,000
                                                                     -------

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

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the next two year period in order for the restricted shares to be released. If an employee leaves the Company during the two-year period all unvested shares for such employee are forfeited. As of September 30, 1999, no shares have been forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that will be amortized over the two-year period. The historical results of operations of InVenGen, LLC are not material to the Company.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

2.  ACQUISITIONS - (Continued)


         The following table reflects unaudited pro forma combined results of operations of the Company, DE and InVenGen LLC on the basis that the acquisitions had taken place at the beginning of 1998 (in thousands, except per share data).

                                                                Three Months Ending           Nine Months Ending
                                                                   September 30,                 September 30,
                                                                       1998                  1999          1998
                                                                       ----                  ----          ----
Revenue  .................................................           $ 4,916                $ 23,650      $14,035
Net loss attributable to common stockholders..............            (3,959)                (11,854)      (4,644)
Basic and diluted loss per common share...................           $  (.40)               $  (1.11)     $  (.47)

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

3.  LITIGATION

     The Company is involved in certain claims and legal proceedings including the collection of accounts receivable. While it is not feasible to predict or determine the financial outcome of these proceedings management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

4.  INITIAL PUBLIC OFFERING

     In August 1999, the Company completed its Initial Public Offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of manditorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to the Company from its Initial Public Offering net of underwriting discounts and costs of the offering were approximately $44.5 million. The Company used a total of $ 2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of U.S. Interactive, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities act of 1933, as amended, and Section 1E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. These forward-looking statements include statements about the following:

      o  implementing our business strategy
      o  managing our growth and employee costs
      o our business and growth strategies and other statements contained herein that are not historical facts.

         When used in this Report, the words "anticipate, "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including: changes in general economic and business conditions and those in the Internet professional services market in particular; changes in Internet-related technologies; actions of competitors; the extent to which we are able to expand our business into new markets; our inability to effectively manage our growth (including growth through acquisitions), including problems which may arise in integrating acquired businesses into the Company's operations and in achieving satisfactory operating results from the acquired businesses; the level of demand for our services; changes in our business strategies; Year 2000 issues including those affecting the Company or its clients; our inability to obtain financing when required and other factors discussed under the caption "Risk Factors" in our prospectus dated August 9, 1999.

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

       Approximately 65% of our revenue for the nine months ended September 30, 1999, was derived from fixed-fee arrangements. The percentage of our revenue that is derived from fixed-fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

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

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                             Three Months Ended            Nine Months Ended
                                                           Sept. 30,      Sept. 30,      Sept. 30,     Sept. 30
                                                             1999           1998          1999           1998
                                                             ----           ----          ----           ----
Net revenues....................................             100%            100%         100%           100%

Operating expenses:
         Project personnel and related .........              56              53           54             54
         Management and administration..........              51              60           49             49
         Marketing and sales....................              10              14           10             15
         Depreciation and amortization .........              27              48           33             25

         Total operating expenses...............             144             175          146            143
                                                             ---             ---          ---            ---
Loss from operations............................             (44)            (75)         (46)           (43)
Other income (expense), net.....................               2              (2)           -             (1)
                                                             ---             ---          ---            ---
Net loss .......................................             (42)%           (77)%        (46)%          (44)%
                                                             ===             ===          ===            ===

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

         Revenue. Revenue increased $5.3 million, or 117%, to $9.9 million for the three months ended September 30, 1999, from $4.6 million for the three months ended September 30, 1998. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the acquisition of InVenGen, LLC.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $3.1 million, or 129%, to $5.5 million for the three months ended September 30, 1999, from $2.4 million for the three months ended September 30, 1998. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services associated with the increased demand for the Company's services as well as additional personnel related expenses associated with the InVenGen, LLC acquisition.

         Management and Administrative. Management and administrative expenses increased $2.3 million, or 82%, to $5.0 million for the three months ended September 30, 1999, from $2.7 million for the three months ended September 30, 1998. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations.

         Marketing and Sales. Marketing and sales expenses increased $390,000, or 63%, to $1.0 million for the three months ended September 30, 1999, from $623,000 for the three months ended September 30, 1998. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel.

         Depreciation and Amortization. Depreciation and amortization increased $499,000 to $2.7 for the three months ended September 30, 1999 as compared to $2.2 million for the three months ended September 30, 1998. The increase was primarily due to amortization of approximately $370,000 from the InVenGen LLC acquisition. The amount is being amortized over a 2 year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other income increased $291,000 to $215,000 for the three months ended September 30, 1999 compared to an expense of $76,000 for the three months ended September 30, 1998. The increases were primarily attributable to increased interest income from cash equivalents primarily the result of the Company's initial public offering.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the three months ended September 30, 1999 or the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

         Revenue. Revenue increased $14.2 million, or 150%, to $23.7 million for the nine months ended September 30, 1999 from $9.5 million for the nine months ended September 30, 1998. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the merger with Digital Evolution, Inc. and the acquisition of InVenGen, LLC.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $7.7 million, or 152%, to $12.8 million for the nine months ended September 30, 1999, from $5.1 million for the comparable period of 1998. The increase was primarily due to the increase in the hiring of project personnel as well as increased contracted services associated with the increased demand for the Company's services as well as additional personnel related expenses associated with the Digital Evolution merger and the InVenGen, LLC acquisition.

         Management and Administrative. Management and administrative expenses increased $7.0 million, or 150%, to $11.6 million for the nine months ended September 30, 1999, from $4.6 million for the same period of 1998. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources, travel and general operations.

         Marketing and Sales. Marketing and sales expenses increased $1.0 million, or 68%, to $2.5 million for the nine months ended September 30, 1999 from $1.5 million for the same period in 1998. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel.

         Depreciation and Amortization. Depreciation and amortization increased $5.3 million to $7.7 million for the nine months ended September 30, 1999 from $2.4 million for the comparable period in 1998. The increase was primarily due to amortization of approximately $6.0 million recognized from the Digital Evolution merger and $897,000 from the InVenGen LLC acquisition. These amounts are being amortized over 2 year periods. There was also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other income increased $138,000 to $33,000 for the nine months ended September 30, 1999 compared to an expense of $105,000 for the same period in 1998. The increases were primarily attributable to increased interest income from cash investments which was partially offset by increased interest expense from borrowings under the bank line of credit and term loan.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the nine months ended September 30, 1999 or the nine months ended September 30, 1998.

Liquidity and Capital Resources

         Prior to the completion of our initial public offering in August 1999, the Company had financed operations primarily from sales of preferred stock and borrowings under a line of credit and term loan from a commercial bank. Through December 31, 1998 we had raised approximately $12.7 million, net of offering expenses, through the sale of our preferred stock. At September 30, 1999 the Company had approximately $40.1 million in cash and cash equivalents.

         Net cash used in operating activities was $3.3 million for the nine month period ended September 30, 1999 and as compared to $1.3 million for the comparable period in 1998. Cash used in operating activities in each of these periods was primarily the result of net losses, which were partially offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and other assets which were offset by increases in accounts payable and other liabilities.

         Net cash used in investing activities was $2.9 million for the nine months ended September 30, 1999 as compared to $1.2 million for the nine months ended September 30, 1998. The increase in net cash used was primarily due to increased purchases of furniture and equipment.

         Net cash provided by financing activities was $43.4 million for the nine months ended September 30, 1999 as compared to $6.6 million for the six months ended September 30, 1998.

         In August 1999, the Company completed its Initial Public Offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of manditorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to the Company from its Initial Public Offering net of underwriting discounts and costs of the offering were approximately $44.5 million. The Company used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

         The Company believes that the net proceeds from the recently completed public offering, combined with current cash balances and borrowings available under the credit facilities, will be sufficient to fund requirements for working capital and capital expenditures for at least the next twenty one months. The Company may seek to obtain additional capital from time to time through the sale of equity or debt securities, through additional credit facilities or otherwise. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. Additional financing, if any, may not be available on satisfactory terms.

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

         We have communicated with all of our material vendors, suppliers and other third parties regarding Year 2000 compliance of embedded processors in products and facilities which we obtain from such third parties. We anticipate that affected embedded processors will be replaced before the year 2000. We have also required all vendors who provide material hardware or software for our information technology systems to provide assurances of their Year 2000 compliance. For network infrastructure, servers and other shared technologies, all changes identified by the vendors and providers as required for Year 2000 compliance of their systems have been implemented. Changes required for Year 2000 compliance of desktop systems are currently being implemented and are scheduled for completion by November 24, 1999, although in the judgment of management any failure of these systems would have a negligible impact on the our operations and would take only a few days to resolve. Although we have completed our assessment of the Year 2000 compliance issues with respect to the products, facilities, and services which we obtain from third parties, we continue to monitor and assess Year 2000 issues relating to such products, facilities and services.

         We retained a third party consulting organization to inventory, assess, remediate and test certain solutions software delivered to our clients. We attempted to have assessed a cross-section of the solutions software delivered to date. Such assessment was not exhaustive. Based on such assessment, such software solutions have required only very minor revisions.

         Costs. Based on work performed to date, we expect that the cost for material, labor and upgrades to complete our year 2000 certification process will be approximately $400,000. This includes the cost of material upgrades, software modification and related consulting fees. As of September 30, 1999, we have expended approximately $267,000 on our Year 2000 compliance efforts. To date, our Year 2000 remediation costs total approximately $300,000.

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

         Contingency Plans. We have prepared a contingency plan that provides for backup systems and procedures and a full compliment of information services support staff to deal with unforeseen information systems failures. We have redundant servers for a number of systems to ensure our ability to reconstruct failed systems quickly and a backup data center is being constructed to reduce the effect of regional infrastructure failures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities. If market interest rates were to increase by 10% from rates as of November 15,1999, we do not believe that the effect would be material to the Company.

         All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

                            PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c)  Sales of Unregistered Securities.

     During the three months ended September 30, 1999, the Company issued a total of 68,556 shares of Common Stock which were not registered for sale under the Securities Act in reliance on exemptions from registration provided in Section 4(2) of the Act or Rule 701 under the Act. All such shares were issued upon exercise of options granted to employees under the Company's 1997 Stock Option Plan, at exercise prices ranging from $1.50 to $5.00, for an aggregate exercise price of $264,465, $21,719 of which was paid in cash and $242,746 of which was paid in outstanding shares of the Company valued at $10 3/8 per share, the closing price for a share of the Company's common stock as quoted on NASDAQ on the date of exercise.


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

     The Company paid to the underwriters underwriting discounts in the total amount of $ 2,181,093 and a management fee in connection with the DSSP in the amount of $490,000. In addition, in connection with its IPO, the Company paid an estimated $1,478,000 million in expenses through September 30, 1999. The Company received $44.5 million in proceeds from the Offering, net of underwriting discounts, DSSP management fee and expenses of the IPO. None of the Company's expenses in connection with the IPO were paid directly or indirectly to directors or officers of the Company or their associates, or to persons owning 10% or more of the Company's common stock or other affiliates of the Company.

     The Company has used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan, $1.3 million for the purchase of fixed assets including leasehold improvements, equipment and furniture and $500,000 for working capital. The balance of the net proceeds of $39.8 million has been invested in short-term investment grade securities and will be used for general corporate purposes and for future acquisitions.

Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibits.

         The exhibits required by Item 601 of Regulation S-K are listed below and are incorporated as indicated. Except for Exhibit 4.2, Exhibits 3.1 through 10.12 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on May 19, 1999, and all amendments thereto (File No. 333-78751).


         Exhibit Number       Description
         --------------       -----------

               3.1            Amended and Restated Certificate of Incorporation

               3.2            Amended and Restated Bylaws

               4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock

               4.2 Second Amended and Restated Investors' Rights Agreement dated as of July 2, 1998, incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Registration Statement on Form S-1 filed on May 19, 1999, and all amendments thereto (File No. 333-78751).

              10.1 1998 Performance Incentive Plan and form of stock option agreement

              10.2 1998 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement

              10.3 1997 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement

              10.4 1996 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement

              10.5            Lease Agreement, dated May 14, 1998, between U.S.
                              Interactive and BET Investments II, L.P.

              10.6 Employment Agreement, dated July 2, 1998, between U.S. Interactive and Eric Pulier

              10.7 Employment Agreement, dated July 30, 1999, between U.S. Interactive and Stephen T. Zarrilli

              10.8 Professional Services and Consulting Agreement, dated as of January 6, 1999, by and between U.S. Interactive and Juggernaut Partners, LLC, certain portions of which have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Commission

              10.9 Severance Agreement, dated May 18, 1999, between U.S. Interactive and Richard J. Masterson

              10.10 Severance Agreement, dated February 26, 1999, between U.S. Interactive and Larry W. Smith

              10.11 Lease Agreement, dated March 30, 1999, between U.S. Interactive and Norton Plaza Associates

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

                                     U.S. INTERACTIVE, INC.
                                     (Registrant)


Date: November 15, 1999              By: /s/ Stephen T. Zarrilli
                                         -----------------------
                                         Stephen T. Zarrilli
                                         Chief Executive Officer



Date:  November 15, 1999             By: /s/ Philip L. Calamia
                                         ---------------------
                                         Philip L. Calamia
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)