Form 10-Q/A
period 1999-09-30
U S INTERACTIVE INC/PA
filed 1999-11-30
CIK 1086637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                              Yes    X           No
                                    ---               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,378,505 shares of common stock, $.001 par value per share, as of October 31, 1999.

         The undersigned registrant hereby amends its Report on Form 10-Q for the period ended September 30, 1999 by adding the following Item 5 to Part II:

Item 5.  Other Information.

On November 29, 1999, the Company's Board of Directors approved May 23, 2000 as the date for its next Annual Meeting of Stockholders.

                Submission of Stockholder Proposals for the 2000
                         Annual Meeting of Stockholders

Any stockholder who, in accordance with and subject to the provisions of Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders should deliver such proposal in writing to the Secretary of the Corporation at the Company's principal executive offices at 2012 Renaissance Blvd., King of Prussia, PA 19406, on or before January 7, 2000. Proposals received after such date will be deemed by the Company not to have been received a reasonable time prior to printing and mailing of the Company's proxy materials and, therefore, excludable from the Company's Proxy Statement.

With respect stockholder proposals submitted outside the Rule 14a-8 process, the Company's By-laws require written notice be given to the Secretary of the Company in the manner prescribed in Section 2.7 of the Company's By-laws not earlier than February 23, 2000 and not later than the close of business on March 14, 2000 to raise business at the Annual Meeting, including the nomination of Directors. The complete text of Section 2.7 of the Company's By-laws is included in the Company's Amended and Restated By-laws filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 on May 19, 1999, and all amendments thereto (File No. 333-78751). Stockholders may also obtain a copy of Section 2.7 of the Company's By-laws by contacting the Company at:

                             U.S. Interactive, Inc.
                             2012 Renaissance Blvd.
                            King of Prussia, PA 19406
                         Attention: Corporate Secretary

                                 (610) 313-9700

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q for the period ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. INTERACTIVE, INC.
                                 (Registrant)


Date: November 30 , 1999         By: /s/ Stephen T. Zarrilli
                                     -----------------------
                                         Stephen T. Zarrilli
                                         Chief Executive Officer



Date:  November 30 , 1999        By: /s/ Philip L. Calamia
                                     ---------------------
                                         Philip L. Calamia
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)