Form 10-K
period 1999-12-31
U S INTERACTIVE INC/PA
filed 2000-03-29
CIK 1086637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from __________________ to ______________

                         Commission file number 0-26923

                             U.S. Interactive, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             22-3316696
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)
              (Address of Principal Executive Offices and Zip Code)


                           2012 Renaissance Boulevard
                            King of Prussia, PA 19406
                                 (610) 313-9700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $595,405,811. As of that date, the number of shares outstanding of the registrant's Common Stock, $.001 Par Value was 19,800,263, based on information provided by the registrant's transfer agent.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant anticipates that its Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 1999.

                              US INTERACTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                          YEAR ENDED DECEMBER 31, 1999

                                     PART I                                                            Page No.
                                                                                                       --------
ITEM 1.  Business.............................................................................................1

ITEM 2.  Properties...........................................................................................9

ITEM 3.  Legal Proceedings....................................................................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................10

ITEM 4A.  Executive Officers of the Registrant................................................................10


                                     PART II

ITEM 5.  Market For Registrant's Common Equity and Related Stockholder Matters................................12

ITEM 6.  Selected Financial Data..............................................................................15

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................16

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................29

ITEM 8.  Financial Statements and Supplementary Data..........................................................29

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................52

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..................................................52

ITEM 11.  Executive Compensation..............................................................................52

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......................................52

ITEM 13.  Certain Relationships and Related Transactions......................................................52

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................53

         This report contains forward-looking statements under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere. These forward-looking statements include statements about the following:

         o implementing our business strategy

         o managing our growth and employee costs

         o our business and growth strategies and other statements contained herein that are not historical facts

         When used in this report, the words "anticipate," "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including:

         o changes in general economic and business conditions and those in the Internet professional services market in particular

         o changes in Internet-related technologies

         o actions of competitors

         o the extent to which we are able to expand our business into new markets

         o our inability to effectively manage our growth

         o the level of demand for our services

         o changes in our business strategies

         o our inability to obtain financing when required

         o other factors discussed under the caption "Risk Factors"

PART I

Item 1.  Business.


Overview


         We are a leading Internet professional services firm focused on providing end-to-end (e2e) solutions to Global 2000 organizations. e2e Solutions(SM) utilize Internet, wireless and broadband technologies to enable organizations to fully leverage their information resources to effectively communicate, share knowledge and conduct business transactions with key constituencies such as employees, customers, suppliers and partners. Our three key practice areas are e-commerce, digital marketing and electronic customer relationship management (e-CRM). When developing our solutions, we draw upon our expertise in Internet strategy consulting, application development, digital brand creation, security and enterprise application integration. We deliver our e2e Solutions through our e-Roadmap(R) delivery platform leveraging our IVL Methodology(SM), e-business frameworks and CAPTURE(SM) -- our extranet relationship management tool. We believe that our focus on innovation, capabilities in Internet strategy and expertise in emerging technologies, position us to enable our clients to think, build and run e-business.

The Industry

         The continual innovation in and increasing penetration of Internet, wireless and broadband technologies have significantly impacted the way companies conduct business as they utilize these technologies to provide new ways of delivering information, communicating and completing business transactions. Companies have increasingly begun to implement solutions which leverage all of these technologies, combining devices including personal computers, cellular phones, pagers and Personal Digital Assistants (PDAs) into comprehensive technology applications. In 1999, there were more than 7 million U.S. users logged on with wireless devices. According to International Data Corp. (IDC), the use of cell phones and PDAs for Internet-based transactions is projected to increase to 61.5 million users by 2003 in the United States. The development of these technology applications offers companies unprecedented opportunities to enhance their competitive position in the marketplace by potentially increasing revenue opportunities, improving customer service and retention, increasing operating efficiencies, reducing costs and streamlining the transactional processes between an enterprise and its trading partners. Importantly, the use of wireless and broadband technologies is allowing organizations to deploy their information resources onto new platforms and create new business systems. We define these new business systems as e2e Solutions.

         An increasing number of companies are using these technologies to capitalize on new Business to Consumer (B2C) and Business to Business (B2B) e-commerce opportunities. Revenue from B2C sites is projected to grow significantly as consumers become increasingly familiar and comfortable with making online purchases. According to Forrester Research (Forrester), in 1999 twice as many paying customers shopped online as in 1998, and Forrester projects the B2C market to grow from $20.3 billion in 1999 to $100 billion by the end of 2003.

         In the B2B sector, most businesses initially focused on using the Internet to eliminate middlemen and sell directly to their customers. Now, most B2B e-commerce initiatives are designed to change the way companies interact with their customers, suppliers and partners, and eliminate current, relatively inefficient, trading processes. As a result, organizations are developing e-commerce business models such as portals and exchanges to facilitate transactions for specific vertical markets or business processes, aggregate buyers and sellers, create marketplace liquidity and reduce transaction costs. These portals and exchanges are transforming the competitive landscape of many industries as buyers increasingly use them to purchase goods and services because of their convenience and cost-saving potential. The widespread adoption of these applications by corporate customers is in turn leading an increasing number of sellers to distribute their goods via portals and exchanges. Forrester projects the B2B e-commerce market to grow from $43 billion in 1998 to $2.7 trillion in 2004. Additionally, Forrester estimates that over the next five years, exchanges will capture more than 50% of all online business trade in the United States.

         Companies seeking to capitalize on the opportunities presented by creating B2C and B2B solutions must ensure that these e-commerce initiatives integrate seamlessly with their overall enterprises and back-end systems to provide a positive customer experience. Businesses seeking to realize the benefits of the Internet face formidable challenges in linking their business strategies to their B2B / B2C initiatives. Before creating a solution, a company must first review its strategic business requirements and compare them to the capabilities of its existing processes and systems. A company must also identify existing silos of marketing, sales, finance and production information which may help provide a multi-faceted view of its customers' demographics, purchasing profile, billing status and payment history. Next, the company must architect the solution and develop an implementation plan. The implementation and maintenance of the solution will require significant technical expertise in a number of areas such as e-commerce systems, security and privacy technologies, application and database programming, and mainframe and legacy integration techniques. Furthermore, these solutions must be delivered in a manner that leverages the existing technology infrastructure, established systems and processes, brand values and design and customer relationship management objectives. Thus, it is important to address the cross-disciplinary integration of services required to successfully serve clients and create effective Internet solutions.

         However, the rapid pace of technological change often makes it difficult and expensive for businesses to maintain the necessary technical and management capabilities to handle their evolving needs. Professionals with the requisite strategic, technical and creative skills are often in short supply. In addition, many organizations have begun to focus on their core competencies. As a result, businesses are increasingly relying on Internet services firms to help them create comprehensive Internet solutions. This demand for an integrated service offering has led to the emergence of Internet professional services firms. These services providers must not only have the necessary expertise to serve this rapidly changing market, but also provide a structured approach to integrating strategy, marketing and technology to create a single, Internet-based solution. IDC estimates that the market for Internet professional services will grow from approximately $7.8 billion in 1998 to $78.6 billion in 2003.

         We believe that in order to be successful in this market, professional services firms must possess an integrated model of Internet strategy, marketing skills, expertise in wireless and broadband technologies, technology integration skills, and client and project management capabilities. We believe that we are the only Internet professional services firm that integrates all of these skills, with a dedicated focus on e2e Solutions.

Our Solution

         We provide e2e Solutions that help our clients take advantage of the business opportunities presented by the Internet and various wireless and broadband technologies. We deliver our services through integrated, multi-disciplinary teams consisting of business strategists, digital marketing experts and IT professionals. We combine our people, processes, strategic relationships, technology and integrated service offerings to deliver solutions to our clients primarily on a fixed-time, fixed-price basis. Our integrated, client-focused delivery model includes:

         o Defined Service Offerings

         o e-business Technology Frameworks

         o Internet Focused Delivery Methodology

         o Extranet Based Client Management System

         o Strategic Alliance Network

         Defined Service Offerings. Our proprietary delivery platform, e-Roadmap, serves as a blueprint to define and create a customized solution for an organization's e-business initiatives. The e-Roadmap is a development platform that includes 17 specific service offerings. We created these service offerings based on our cumulative experience in e-commerce solutions development. The e-Roadmap establishes a specific sequence for the delivery of these defined service offerings. Given the rapid pace of development within the Internet professional services industry, we believe that our focus on innovation within our e-Roadmap delivery platform is critical to our ability to promote our clients' long-term success.

         e-business Technology Frameworks. Our e-business technology frameworks are applications that link various software applications, operating systems and business processes using pre-defined modules. These frameworks utilize a collection of portable code (Java), portable data (XML-enhanced information), web application servers and middleware. The framework consists of the following:

         o an enterprise application integration (EAI) layer to connect different applications together into one system or network

         o a common information model to serve as the primary storage hub for data on transactions and customers

         o personalized "e-views" or screen presentments of the data to multiple devices including personal computers, personal digital assistants and wireless phones

         Internet Focused Delivery Methodology. To provide rapid development while ensuring quality and cost-efficiency, we deploy our service offerings in phases according to our IVL Methodology. Under this approach, each project is comprised of:

         o an "Innovation" phase that focuses on high level strategic planning and development of the proposed solution. We seek to promote creative thinking and align business objectives by using a series of techniques including facilitated workshops between our service delivery team and the client's internal project team, as well as one-on-one interviews with the client.

         o a "Validation" phase that focuses on providing and proving the concepts or strategies developed during the Innovation phase. Validation can be achieved through extended market research and concept prototype development.

         o a "Launch" phase that consists of the final development and deployment of the solutions. We accomplish this through a series of design and development reviews and checkpoints with the client.

         Extranet Based Client Management System. We provide an extranet template called CAPTURE, which we customize for our individual client projects. These customized extranets are password-protected and allow continuous communications between our project managers, key employees and clients. We believe that by enabling our clients to monitor and comment on a project's direction and progress on a real-time basis, these extranets improve our ability to provide on-time delivery of solutions that meet client expectations.

         Strategic Alliance Network. We maintain strategic alliances with over 25 leading providers of e-business applications, infrastructures and promotion. We believe that this approach allows us to be nimble to market shifts in technology and provides our clients with increased efficiencies in the form of time and cost savings. We believe that giving our clients open and free access to our strategic alliance network will potentially increase the duration of the client relationship and subsequently decrease the costs of sales.

Our Strategy

         Our strategy is to strengthen our position as a leading provider of e-business solutions. The key elements of our strategy are as follows:

         Continued Development of e-business Framework Technologies. We intend to continue to invest in the development of technology that connects disparate applications, operating systems and business processes. Through our advanced e-engineering group in Murray Hill, New Jersey and our global research and development facility in India, these efforts will continue.

         "Vertical Market" Penetration. We intend to leverage the model Soft Plus has established in the communications industry. Soft Plus' "vertical in a box" organizational methodology brought to market the industry experts, process, technology, alliances and growth model. We believe in order to truly capitalize on B2B e-commerce opportunities, an organization must possess a strong expansion model to serve additional vertical markets.

         Strengthen Our Relationships with Technology and Internet Infrastructure Companies. We seek to enter into relationships with companies that we believe are well positioned to take advantage of current and future electronic enterprise opportunities. We have established and currently maintain over 25 strategic relationships with software and Internet infrastructure firms. We believe that these non-exclusive relationships enable us to deliver more effective solutions to our clients with greater efficiency due to the advanced training and information we receive regarding the availability of new products and features which are provided by these third parties. These relationships have also been an important source for identifying new business opportunities.

         Expand Client Relationships. We seek to use our client service delivery model to increase business opportunities with our clients. Our client service personnel work closely with our clients and our project managers to identify these opportunities. Additionally, the application of our proprietary e-Roadmap development platform includes an assessment of our clients' needs which provides insight into potential opportunities for expanding their Internet initiatives. We are also extending the use of CAPTURE beyond the term of particular projects in order to enhance our communication with our clients and enable us to market our services more proactively. We believe these actions will enable us to continue building long-term client relationships and better respond to our clients' evolving needs.

         Enhance Knowledge Management and Knowledge Distribution Capabilities. We seek to use our knowledge management and knowledge distribution capabilities to employ our resources more efficiently and institutionalize the collective knowledge and experience gained from over 500 client projects. Our knowledge management system consists of databases, written materials and related internal procedures. Our intranet provides access to this knowledge management system, which includes:

         o reusable templates for new business presentations

         o project management tools for application development knowledge

         o libraries of creative material

         We are continuing to make substantial investments in our intranet to improve access to our knowledge management system. This enables our service delivery professionals to utilize our past experiences to speed deployment of our solutions.

         Hire and Retain Skilled Professionals. We intend to identify, hire, train and retain individuals who are highly skilled in the rapidly changing technology of the Internet. Therefore, we seek to foster a corporate culture that offers employee stock ownership, promotion from within, advanced training, challenging assignments and involvement in many facets of our business.

         Specifically, we are currently implementing the following initiatives:

         o creation of specific career path models for all levels of staff

         o global implementation of our advanced e-engineering group's benchmark studies

         o increase research and development efforts related to emerging wireless and broadband initiatives

         o development of wireless e-business technology frameworks

         Expand Geographically. We intend to continue to expand geographically in order to enhance our profile and market reach both domestically and internationally. Additionally, we will from time to time evaluate the acquisition of other Internet professional services businesses to accelerate our growth in particularly attractive geographic markets.

Services

         Our solutions are delivered using four primary elements: our e-Roadmap, IVL Methodology, e-business technology frameworks and our CAPTURE extranet template.

e-Roadmap


         Our e-Roadmap development platform incorporates a combination of defined service offerings from our three primary practice areas. These practice areas, which allow us to focus our resources on specific areas of product development and implementation skills, are as follows:

----------------------------------------------------------------------------------------------------------------------
         Electronic Commerce                       Digital Marketing                           e-CRM
----------------------------------------------------------------------------------------------------------------------
o  e-commerce software application          o  Website design and                 o  Customer care application
   implementation                              development                           design
o  Internet catalogue systems               o  Media planning and buying          o  Packaged software
                                               implementation
o  Custom e-commerce software               o  Affiliate marketing program
   development of complex                      development                        o  Customer care audits
   transaction processing solutions
                                            o  Brand creation and                 o  Software evaluation workshops
                                               management
                                                                                  o  Enterprise application
                                                                                     integration
----------------------------------------------------------------------------------------------------------------------
Enables clients to market products          Helps clients create a                Enables organizations to utilize
and services, fulfill and confirm           compelling Internet presence to       the Internet to acquire, retain and
orders, approve and process credit          market their company, products        develop customers. Transforms an
card transactions, and deliver              or services                           organization's traditional call
on-line customer service                                                          center(s) into next generation
                                                                                  "Internet Contact Center(s)."
----------------------------------------------------------------------------------------------------------------------

IVL Methodology

         When completing projects encompassing only one practice area or an e2e Solution which would encompass all our three practice areas, we group our service offerings into one of three IVL Methodology phases. These service offerings are detailed below.

    Innovation Phase                          Validation Phase                             Launch Phase
-----------------------------------------------------------------------------------------------------------------
Business Case                            Creative Concepts                      Enterprise Design and Development
Strategy development, cost               Creating brand logos, banner           Iterative construction and
benefit analysis and return on           advertisements and layout and          definition of requirements,
investment evaluation                    design of websites                     determining project scope

Customer Care Audit                      Digital Channel Strategy               Custom Software Development
Providing a framework for                Strategic analysis of a client's       Creating reusable code and
customer service offerings,              value chain systems architecture,      software applications
detailed analysis of current             establishing guidelines for
consumer attitudes                       technology architecture                Custom Commerce Solutions
                                                                                Integration and development of
Enterprise Architecture Audit            Digital Prototyping                    Internet business solutions
Aligning current technology              Visual demonstration of the
infrastructure to the Internet           proposed solution                      Enterprise Software Implementation
                                                                                Partnering with Internet software
Brand Audit                              Usability Testing                      application providers to integrate
Evaluating the perception of a           Testing a preliminary solution         e-commerce, digital marketing,
company's existing brand and             through a target market sampling       enterprise relationship
developing strategies to maintain                                               management and knowledge
and extend the brand using the           Software Evaluation Workshop           management solutions
Internet                                 Bypasses the Request for Proposal
                                         (RFP) process to identify the most     Systems Integration
Competitive Analysis                     effective software application         Integration of a client's existing
Rating existing web presence                                                    technologies to new electronic
against a competitor's site, ease                                               enterprise systems
of navigation, design, technology
and presentation                                                                Media Plan
                                                                                Analysis and recommendation of
Digital Brand Positioning                                                       Internet media, placement,
Generating guidelines for brand                                                 distribution and tracking
strategy development through
competitive product, service                                                    Media Placement and Tracking
and/or consumer research analysis                                               Placing and measuring the
                                                                                effectiveness of print and Internet
                                                                                promotional campaigns



e-business Technology Frameworks


         In order to deliver Internet solutions in the future, we believe leading Internet professional services firms must offer their clients an e-business framework. An e-business framework is a "middleware" application that links various software applications, operating systems and business processes using pre-determined modules.

         These modules serve to speed deployment of the client initiative by re-using proven components from previous client engagements and internal research and development activities. To date, we have utilized our e-business technology frameworks on more than ten client projects. These client projects have been principally in the communications and financial services industries. On any given client engagement, 80% of the e-business framework is re-usable across vertical industries.

CAPTURE Extranet Template

         As part of many of our client projects, we create individually customized extranets, which we call CAPTURE, to facilitate communications throughout the project. CAPTURE allows a client to monitor the progress of the project electronically through a secure extranet. CAPTURE extranets allow clients to view shared:

         o work plans

         o project updates

         o project communications

         o creative/technical prototypes

         o new business proposals

         CAPTURE also allows us to gather instant feedback from key decision-makers within a client's organization regarding specific elements of a project. This feedback allows us to address client issues during the development phase. We intend to continue to expand the features of CAPTURE.

Clients

         Set forth below is a selected list of clients we (including Soft Plus) have served since January 1, 1999.

         AIG                                        E*TRADE
         adidas                                     France Telecom
         Asia Online                                GeoCities
         British Telecom                            NaviNet
         Business.com                               Sprint
         Citigroup                                  Sun Microsystems
         Commerce One                               Thomson Consumer Electronics
         Dairy Farm International                   Toyota
         Deloitte Consulting LLP                    Universal Music Group
         Disney Online                              Viag Interkom

Strategic Relationships

         We maintain several strategic relationships that have been an important source for new client opportunities. We have relationships with over 25 companies including Akamai, Be Free, BroadVision, Commerce One, IBM, Intel Online Services, Portal Software and Vignette. We have written agreements with 12 companies, and all other strategic relationships rely on oral agreements. These agreements are non-binding and non-exclusive and normally have an indefinite term that can be ended by either party. The following is a brief summary of some of our relationships:

         Akamai: We combine with Akamai's Global Server Network to provide global web content and Internet applications delivery for high-performance e-business sites by utilizing our digital and creative marketing, business strategies and technology. In February 2000, we were named Akamai's Partner of the Year.

         Be Free: Together with Be Free, we help clients, leading on-line merchants, portals and information sites, build and manage their own branded on-line sales channels. These "affiliate" or e-mail marketing programs allow clients to drive site awareness and capture incremental additional revenue streams by selling products in context throughout the Web. We are Be Free's principal solutions provider in the Internet professional services space.

         BroadVision: BroadVision is a provider of e-commerce and Internet-based business software. We have a "Channel Partner" agreement with BroadVision. We engage in joint marketing activities and help BroadVision sell its software, while BroadVision helps market our services.

         Commerce One: Together with Commerce One, we enable clients to access a B2B portal for procurement. We are Commerce One's Premier Partner for MarketSite(TM) deployments for global clients. MarketSite(TM) is Commerce One's real-time B2B trading community that helps participating companies to increase efficiencies by reducing cost and time to market for the procurement of goods and services.

         IBM: In January 2000, we announced an enhanced strategic alliance with IBM to help our clients take advantage of the convergence of wireless and broadband computing and the next generation of e-business. Through a technology partnership with IBM's Web Integrator Initiative, our Advanced e-Engineering Group has direct access to IBM's research labs.

         Intel Online Services (IOS): Together with IOS, we deliver hosting solutions and expertise that support e-business. Support includes standard and non-standard hardware and software platforms, various levels of administration, maintenance, monitoring, reporting and website analysis.

         Portal Software: Together with Portal Software, we help customers develop e-CRM solutions for Internet and emerging, next-generation communications services. These solutions enable service providers to manage customers, support services and collect money. In February 2000, we were named a "Gold" strategic alliance partner for Portal Software.

         Vignette: Vignette is a provider of content management solutions for e-commerce. We have a "Solution Provider" agreement with Vignette Corporation to deliver solutions to companies building businesses online. This relationship provides for the installation, implementation, training customization, project management and content loading of software for our joint clients. Our agreement with Vignette allows for a commission in the form of a finder's fee for assisting them with selling their software as a reseller.

Marketing and Sales

         Our marketing efforts are focused on increasing our brand awareness and market share through :

         o defining our services as deliverable products

         o entering into and managing strategic alliances

         o public relations

         o marketing communications

         o seminar and forum development and direct mail

         All information pertaining to these activities, including industry research and development trends, is distributed internally through the use of the marketing section of our intranet. As of December 31, 1999, our marketing department consisted of seven full-time employees encompassing both field and corporate marketing.

         We primarily market and sell our services through a direct sales force. As of December 31, 1999, our direct sales force consisted of 11 full-time sales professionals whose primary responsibilities are to close new business opportunities marketed to senior executives of national and international corporations.

Competition

         The market for Internet professional services is intensely competitive and subject to rapid technological change. We believe we compete with the following companies in the following categories:

         o other Internet professional services firms (such as Viant and Scient)

         o information technology consulting and integration firms (such as Cambridge Technology Partners and Sapient)

         o web design firms (such as Zefer and Razorfish)

         o management consulting firms (such as the "Big 5" consulting firms)

         o software application providers (such as Ariba and i2 Technologies)

         o application service providers (such as Breakaway Solutions and USinternetworking, Inc.)

         In addition, we face competition with the in-house technology and marketing departments of our clients and potential clients. We believe that the principal competitive factors in our industry are:

         o integrated Internet strategy, marketing and technology capabilities

         o knowledge of emerging technologies

         o reliability of client service

         o technology expertise and client industry knowledge

         o cost management

         o referenceable client base

         There are relatively low barriers to entry into our business. We expect that we will face additional competition from new entrants into the market in the future. Existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

Employees

         As of March 2000, we employ over 700 people, consisting of approximately 475 project personnel, 45 marketing and sales personnel, 45 research and development engineers and 135 administrative personnel. Project personnel includes client service personnel, project managers, designers, programmers and other personnel designated to complete client projects. Administrative personnel includes finance and accounting, human resources and general administration personnel. None of our employees is covered by any collective bargaining agreements. We have not experienced any work stoppages and believe our relationships with our employees are good.

Item 2.  Properties.

         Our principal administrative, finance, marketing and sales offices are located in approximately 28,000 square feet of leased office space in King of Prussia, Pennsylvania. The lease for this office space is for a term of seven years and expires on May 14, 2005. We also lease office space in the following domestic cities:

         o Atlanta, Georgia

         o Boston, Massachusetts

         o Chicago, Illinois

         o Cupertino, California

         o Los Angeles, California

         o Murray Hill, New Jersey

         o New York, New York

         o Reston, Virginia

         o San Jose, California

         We also lease office space in the following cities outside of the United States:

         o Andheri East, India

         o Bangalore, India

         o Berkshire, U.K.

         o Munich, Germany

         o Toronto, Canada

         We lease all of our facilities and believe our current facilities are adequate to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings.

         We are not a party to any material legal proceedings.

         In September 1999, Soft Plus engaged First Albany Corporation (FAC) to serve as its financial advisor in connection with the possible sale of Soft Plus. FAC has submitted to Soft Plus a claim for fees and expenses which FAC asserts it is entitled to receive in connection with the Merger. We have rejected FAC's claims. Our management believes that the ultimate resolution of this dispute would not be likely to have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter ended December 31, 1999, there were no matters submitted to a vote of security holders, through a solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant.

         The name, age, and position held by each of the executive officers of U.S. Interactive, Inc., and the President of U.S. Interactive Corp. (Delaware), our wholly-owned subsidiary, are as follows:

       Name                       Age       Position(s) with Company
       ----                       ---       ------------------------
Eric Pulier....................   33     Chairman of the Board
Stephen T. Zarrilli............   38     Director, Chief Executive
                                         Officer and President
Mohan Uttarwar.................   41     Director, President of our subsidiary
                                         U.S. Interactive Corp. (Delaware)
James J. Huser.................   48     Senior Vice President and Chief
                                         Operating Officer
Philip L. Calamia..............   37     Senior Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Assistant Secretary
Lawrence F. Shay...............   41     Senior Vice President, Legal and
                                         Corporate Affairs, General
                                         Counsel and Secretary
Ajit M. Prabhu.................   40     Senior Vice President and Chief
                                         Technology Officer
Michael M. Carter..............   27     Senior Vice President and Chief
                                         Marketing Officer

         Eric Pulier has been the Chairman of the Board since July 1998. He served as Chief Technology Officer from July 1998 to May 1999. Mr. Pulier was Chairman and CEO of Digital Evolution from July 1995 to July 1998 and acted in such capacities prior thereto. Mr. Pulier was the founder of Digital Evolution. Digital Evolution performed Internet consulting services for MCI, Microsoft, AT&T and Intel. Although Mr. Pulier had no involvement in the management or ownership of our company prior to our merger with Digital Evolution, we consider Mr. Pulier to be a co-founder of our business because of the continuity of Digital Evolution's business with ours. Mr. Pulier has been a director of Exist Corporation since November 1999. Mr. Pulier is currently a member of the Progressive Policy Institute's New Economy Task Force and is leading the health/technology forum for the Vice President of the United States.

         Stephen T. Zarrilli has served as Chief Executive Officer since March 1999 and as President since May 1999. Prior thereto Mr. Zarrilli served as acting Chief Operating Officer from December 1998 until March 1999, as Senior Executive Vice President and Chief Financial Officer from August 1998 through December 1998, as Executive Vice President of Finance and Administration from September 1996 until July 1998, and as Secretary, Treasurer and Chief Financial Officer from January 1995 until September 1996. He served as our director from August 1995 until July 1998, and began his current term as a director in April 1999. From May 1994 to December 1994, Mr. Zarrilli served as Director of Finance for American Gaming Corporation, a publicly held development stage gaming company. From July 1983 to April 1994, Mr. Zarrilli was employed by Deloitte & Touche LLC, an international accounting and consulting firm, most recently as a Senior Manager in the firm's emerging businesses practice group.

         Mohan Uttarwar has served as our director and as President of our subsidiary U.S. Interactive Corp. (Delaware) since March 2000. Prior thereto, he founded Soft Plus, Inc., a provider of e-CRM solutions primarily to Internet service providers, wireless communications providers and other companies in the emerging communications industry which merged with U.S. Interactive in March 2000. Mr. Uttarwar served as President of Soft Plus from January 1994 to March 2000 and as CEO and Chairman of Soft Plus from January 1999 to March 2000. From October 1988 to March 1997, Mr. Uttarwar founded and served as President of Digital Tools, Inc., a supplier of Unix based project management software.

         James J. Huser has served as Senior Vice President since May 1999 and as Chief Operating Officer since December 1999. Prior thereto, he served as Vice President and General Manager of U.S. Interactive's Los Angeles office since May 1999. Prior to joining U.S. Interactive, Mr. Huser served as Senior Vice President, Information Technology Strategy Practices, and member of the Executive Management Committee for Cambridge Technology Partners (Massachusetts), Inc. from May 1995 to May 1999. From February 1988 to May 1995 he served as Vice President, Information Services for The Walt Disney Company.

         Philip L. Calamia has served as Senior Vice President since February 2000, as Chief Financial Officer since April 1999, as Treasurer since August 1999 and as Assistant Secretary since September 1999. Prior thereto he served as Vice President from April 1999 to February 2000, as Vice President, Finance and Accounting from July 1998 to March 1999, as Corporate Controller from December 1996 to July 1998, and as Secretary from April 1999 to September 1999. Prior to joining U.S. Interactive, from March 1995 to December 1996, Mr. Calamia was Manager of Financial Reporting at Mediq/PRN, a national medical services company. Prior to Mediq/PRN, from January 1993 to March 1995, Mr. Calamia was with the accounting firm Deloitte & Touche. Mr. Calamia is a Certified Public Accountant.

         Lawrence F. Shay has served as Senior Vice President, Legal and Corporate Affairs and General Counsel since June 1999, and has been Secretary since September 1999. Prior to that time, Mr. Shay was a partner in the law firm of Dilworth Paxson LLP, where he practiced law since 1985.

         Ajit M. Prabhu has served as Senior Vice President since February 2000, and as Chief Technology Officer since May 1999. Prior thereto, Mr. Prabhu served as a Vice President of Client Services from March 1999 to May 1999. From August 1997 until March 1999, Mr. Prabhu served as a Managing Director of InVenGen LLC, an Internet professional services company that he co-founded. Mr. Prabhu was a Senior Manager with the Deloitte & Touche Consulting Group from April 1993 to August 1997, and acting Chief Operating Officer of NetDox, Inc. from February 1996 to August 1997. Mr. Prabhu was a senior engineer with AT&T Bell Laboratories (now a part of Lucent Technologies, Inc.) from 1984 to 1993.

         Michael M. Carter has served as Senior Vice President and Chief Marketing Officer since February 2000, as Vice President of Marketing from December 1998 to January 2000, and as Director, Corporate Marketing from April 1998 to December 1998. Prior to joining U.S. Interactive, Mr. Carter served as Worldwide Marketing Manager, Network Services Group for Cambridge Technology Partners (Massachusetts), Inc. from December 1997 to April 1998, as Marketing/Business Development Manager, Mid-Atlantic Region from January 1997 to December 1997, and consultant from July 1996 to December 1996, for Cambridge Technology Partners (Massachusetts), Inc. Mr. Carter has served as an advisor to the board of Investors Broadcast Network/V-Call, Inc. since May 1999, and served on the advisory board of Soft Plus from September 1998 to March 2000.

         Mr. Uttarwar was appointed to the board of directors and as President of our Subsidiary, U.S. Interactive Corp. (Delaware) pursuant to the terms of the merger between U.S. Interactive Corp. (Delaware) and Soft Plus, Inc. (Merger), to serve until the 2001 annual meeting of stockholders.

         There are no family relationships among any of the executive officers or directors of U.S. Interactive, Inc. and the president of U.S. Interactive Corp. (Delaware), Mohan Uttarwar. Executive officers of U.S. Interactive, Inc. are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.


                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         Our common stock has been quoted on the Nasdaq National Market since August 10, 1999, under the symbol "USIT." Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock on the Nasdaq National Market.

                                                            Common Stock Price
                                                           ---------------------
1999                                                          High         Low
----                                                       ----------    -------
Third Quarter (from August 10, 1999)......................  $29.63       $ 10.00
Fourth Quarter............................................  $56.13       $ 18.50


          As of March 21, 2000, there were approximately 459 holders of record of our common stock.

         We have not paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends, as we currently intend to retain all future earnings to fund the development and growth of our business. Future decisions regarding cash dividends on our common stock will be made by our board of directors. These decisions will depend on our results of operations, financial position, capital requirements, general business conditions and restrictions imposed by any financing arrangements. Our revolving credit agreement currently prohibits the payment of dividends.


Recent Sales of Unregistered Securities.

         During the period covered by this report, U.S. Interactive has issued securities, as set forth below, which were not registered for sale under the Securities Act of 1933, as amended:

         Option Exercises

         During the period covered by this report, U.S. Interactive issued a total of 172,459 shares of its common stock upon the exercise of options granted to employees under its 1997 stock option plans at exercise prices ranging from $1.50 to $5.00 per share for an aggregate exercise price of $445,819.35.

         Acquisitions

         On March 12, 1999, U.S. Interactive acquired the assets of InVenGen LLC, an Internet professional services firm, pursuant to an Asset Purchase Agreement. The Company issued 584,800 shares of its common stock in this acquisition, which was accounted for using the purchase method of accounting, which shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. Under an escrow agreement, 86,000 shares are being held to satisfy InVenGen's indemnification obligations under the asset purchase agreement during the one-year period following the closing.

         In addition to the foregoing shares, 275,200 shares were being held in escrow pending satisfaction of certain conditions relating to the continued employment of the former InVenGen employees with U.S. Interactive during the two-year period following the closing. Twenty-five percent of the shares are being released every six months if the conditions under the agreement are met.

         In addition, subsequent to December 31, 1999, on March 8, 2000, the Company acquired by merger Soft Plus, with headquarters in Cupertino, California, which provides e-RM solutions, primarily to wireless communications providers and other companies in the emerging communications industry. The Company paid to the Soft Plus shareholders: (i) 3,391,106 shares of the Company's common stock, which were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act, (ii) $20 million in cash and (iii) an unsecured $80 million note due to the former shareholders of Soft Plus. In addition the Company assumed the stock options which were outstanding under Soft Plus' stock option plans, which became options to purchase a total of 1,408,866 shares of the Company's common stock in the Merger.

         Shareholders of Soft Plus holding a total of approximately 2,880,351 unregistered shares of our common stock which they received in the Merger signed an agreement requiring them to hold their shares for up to two years, with the restriction to lapse with respect to 25% of the shares every six months beginning on a date six months following the closing of the Merger. Under a registration rights agreement, we agreed to register for resale up to 25% of the shares of our stock which are subject to the lock-up restrictions when we are eligible to register shares of our common stock on Form S-3. We granted additional limited registration rights under a registration rights agreement covering the shares of our common stock issued in the Merger.

         In both the acquisition of assets of InVenGen and the acquisition of Soft Plus, the resale or other transfer of the securities issued was restricted as necessary for the availability of the Section 4(2) exemption. No underwriters or placement agents were involved in connection with the issuance and sale of U.S. Interactive's securities in either acquisition.

Other

         In July 1998, U.S. Interactive issued a warrant to purchase 70,000 shares of its common stock at a price of $3.50 per share to an affiliate of a commercial bank in connection with two credit facilities extended by the bank to U.S. Interactive. The bank affiliate effected a cashless exercise of the warrant on March 6, 2000, as a result of which U.S. Interactive issued a total of 64,502 shares of its common stock to the affiliate. U.S. Interactive issued the warrant, and subsequently issued the shares of its common stock upon exercise of the warrant, in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction not involving a public offering of securities. No underwriting or selling fees or commissions were paid by U.S. Interactive to any person in connection with the issuance or exercise of the warrant.

Use of Proceeds of Public Offering

         As previously reported in the Company's report on Form 10-Q for the period ended September 30, 1999, on August 5, 1999, the Company's registration statement on Form S-1 (Reg. No. 333-78571) was declared effective, for the Initial Public Offering by the Company of a total of 4,865,848 shares of its common stock, at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders of the Company at the same price. The IPO was completed in August 1999.

         As of December 31, 1999 the Company had used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan, $3.2 million for the purchase of fixed assets including leasehold improvements, equipment and furniture and $5.4 million for working capital. The balance of the net proceeds of $33.0 million has been invested in short-term investment grade securities and will be used for general corporate purposes and for future acquisitions.

Item 6.  Selected Financial Data

                                                                      Year Ended December 31,
                                                     --------------------------------------------------------
                                                         1999        1998        1997       1996        1995
                                                       --------    --------    --------   --------     ------
                                                               (in thousands, except per share data)
Consolidated Statements of Operations
  Data:
Revenue...........................................     $35,255    $ 13,636    $ 6,061    $  1,950      $  935
Operating costs and expenses:
   Project personnel and related expenses.........      18,687       7,405      2,841         945         544
   Management and administrative..................      17,370       7,876      2,196       1,012         316
   Research and development.......................          --          --         --          --          --
   Marketing and sales............................       3,531       2,054      1,013         277           5
   Depreciation and amortization..................      10,510       4,592        269          61          17
                                                        ------      ------     ------      ------      ------
   Total Operating Expenses.......................      50,098      21,927      6,319       2,295         882
                                                        ------      ------     ------      ------      ------
Income (loss) from operations.....................     (14,843)     (8,291)      (258)       (345)         53
Other income (expense), net.......................         454        (152)       (32)        235          (2)
                                                        ------      ------     ------      ------      ------
Income (loss) before income tax expense...........     (14,389)     (8,443)      (290)       (110)         51
Income tax expense................................          --          --         --          19          13
                                                        ------      ------     ------      ------      ------
Net income (loss).................................     (14,389)     (8,443)      (290)       (129)         38
Accretion of mandatorily redeemable
preferred stock to redemption value...............        (916)       (625)        --          --          --
                                                        ------      ------     ------      ------      ------
Net income (loss) attributable to common
stockholders......................................   $ (15,305)  $  (9,068)   $  (290)     $ (129)     $   38
                                                         =====      ======     ======      ======      ======
Net income (loss) per common share:
Basic and diluted.................................      $(1.19)     $(1.36)   $  (.06)     $ (.03)     $  .01
                                                         =====      ======     ======      ======      ======
Weighted average shares outstanding used in
  the basic and diluted per common share
  calculation.....................................      12,826       6,670      4,737       4,486       2,813

                                                                           December 31,
                                                     ---------------------------------------------------------
                                                        1999          1998       1997        1996        1995
                                                     ---------      -------    --------     -------   --------
                                                                            (in thousands)
Consolidated Balance Sheet Data:
   Cash and cash equivalents.............             $ 34,130    $  3,698     $  786        $  594       $ 13
   Working capital.......................               38,504       1,916        701           747        105
Total assets.............................               62,278      22,262      4,122         1,770        238
   Long-term debt, net of current portion                1,666         583         79            46         --
   Mandatorily redeemable convertible
     preferred stock.....................                   --      17,293         --            --         --
   Total stockholders' equity (deficit)..               49,976      (1,820)     1,795         1,111         73


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         You should read the following discussion together with "Selected Consolidated Financial Data," our consolidated financial statements and the notes to those financial statements elsewhere in this Form 10-K. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors discussed under "Risk Factors" and elsewhere in this Form 10-K.

Overview

         Revenue. Revenue is derived from fixed fee or time and materials contracts. Revenue under fixed fee arrangements is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Fees and expenditures in excess of billings represent the costs incurred on projects and anticipated profits earned on projects in excess of amounts billed to date. These amounts are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profit earned. These amounts are recorded as a liability. Revenues exclude reimbursable expenses charged to clients. Losses on projects in progress are recognized when known.

         Approximately 61% of our revenue for the year ended December 31, 1999, was derived from fixed fee arrangements. The percentage of our revenue that is derived from fixed fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

         Cost Structure. The largest portion of our costs consists of employee-related expenses for our project personnel and other direct costs, such as third-party vendor costs. The remainder of our costs are associated with the development of our business and support of our project personnel, such as marketing and sales, and management and administrative support. Marketing and sales consists primarily of personnel costs and commissions as well as the cost associated with our development and maintenance of our marketing materials and programs. Management and administrative expense consists primarily of the costs associated with:

         o operations

         o finance

         o human resources

         o information systems

         o facilities and other administrative support for project personnel

         We regularly review our fees for services, compensation and overhead costs in an effort to remain competitive within our industry. In addition, we monitor the progress of client projects with our clients' senior management from time to time. Monitoring the costs and progress associated with each project is aided by our intranet-based project management systems. We manage the activities of our service delivery personnel by monitoring project schedules closely and staffing requirements for new projects. Most of our client projects can, and may in the future, be terminated by the client without penalty. As a result, an unanticipated termination of a client project could require us to maintain underutilized employees, resulting in higher than expected percentage and number of inactive professionals. While we intend to adjust our professional staff to reflect our active projects, we must maintain a sufficient number of senior professionals to oversee existing and anticipated client projects and participate in our sales efforts to secure new client projects.

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

         Acquisitions. In July 1998, we completed the Digital Evolution merger, which resulted in the issuance of 4,383,954 shares of common stock and 1,573,533 shares of Series A preferred stock to the shareholders of Digital Evolution. Prior to the merger, Digital Evolution was an Internet professional services firm. The Digital Evolution merger has been accounted for using the purchase method of accounting. Of the total value of the consideration paid of $17.0 million, $872,000 has been allocated to the fair value of the net tangible assets acquired and liabilities assumed, and $16.1 million has been allocated to goodwill and other intangible assets, which is being amortized over a two year period. The annual amortization expense associated with this goodwill and other intangible assets is approximately $8.0 million. The results of operations of Digital Evolution have been consolidated with our results of operations since July 1, 1998.

        In March 1999, we acquired certain assets and assumed certain liabilities of InVenGen LLC, a regional Internet professional service firm, in exchange for 584,800 shares of our common stock having an estimated fair market value of $2,924,000 at the time of the transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over two years. The results of operations of InVenGen LLC have been consolidated with our results of operations since April 1, 1999.

         In March 2000, we acquired by merger (the Merger) Soft Plus, a provider of e-CRM solutions. We paid to the Soft Plus shareholders in the Merger: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and
(iii) an unsecured $80 million note due to the former shareholders of Soft Plus to be paid upon the earlier of one year or the completion of a public offering of the Company's common stock. In addition, we assumed the stock options which were outstanding under Soft Plus' stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock. The Merger will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the net assets acquired and liabilities assumed. The balance of the purchase price will be allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

Results of Operations

         The following table sets forth, as a percentage of revenue, our statement of operations for the years ended December 31, 1999, 1998 and 1997.

                                                                                             Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                    1999            1998               1997
                                                                                  --------        --------           -------
Statement of Operations Data:
Revenue...................................................................          100%             100%              100%
Operating costs and expenses:
   Project personnel and related expenses.................................           53               54                47
   Management and administrative..........................................           48               58                36
   Marketing and sales....................................................           10               15                17
   Depreciation and amortization..........................................           30               34                 4
                                                                                   ----             ----              ----
     Total operating expenses.............................................          142              161               104
                                                                                   ----             ----              ----
Operating loss............................................................          (42)             (61)               (4)
Other income (expense), net...............................................            1               (1)               (1)
                                                                                   ----             ----              ----
Net loss..................................................................          (41)             (62)               (5)
Accretion of mandatorily redeemable preferred stock to redemption.........           (2)              (5)               --
                                                                                   ----             ----              ----
Net loss attributable to common stockholders..............................          (43)%            (67)%              (5)%
                                                                                   ====            =====             =====

1999 Compared to 1998

         Revenue. Revenue increased $21.7 million, or 159%, to $35.3 million for the year ended December 31, 1999, from $13.6 million for the year ended December 31, 1998. This increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project sizes.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $11.3 million, or 152%, to $18.7 million for the year ended December 31, 1999, from $7.4 million for the year ended December 31, 1998. The increase was primarily due to the increase in the hiring of project personnel as well as increased contracted services associated with the increased demand for our services. Headcount for project personnel as of December 31, 1999, was 245 compared with 131 as of December 31, 1998. As a percentage of revenue, project personnel and related expenses were 53% for the year ended December 31, 1999, and 54% for the year ended December 31, 1998.

         Management and Administrative. Management and administrative expenses increased $9.5 million, or 121%, to $17.4 million for the year ended December 31, 1999, from $7.9 million for the year ended December 31, 1998. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources, travel and general operations. Office rent expense increased to $2.1 million for the year ended December 31, 1999, from $1.1 million for the year ended December 31, 1998. Management and administrative headcount increased to 112 as of December 31, 1999, from 58, as of December 31, 1998. The increases in office rent and personnel accounted for 11% and 40% of the overall increase, respectively. As a percentage of revenue, management and administrative expense was 48% for the year ended December 31, 1999, and 58% for the year ended December 31, 1998.

         Marketing and Sales. Marketing and sales expenses increased $1.5 million, or 71%, to $3.5 million for the year ended December 31, 1999, from $2.1 million for the year ended December 31, 1998. The increase was attributable to the continuing investment in our marketing and sales programs including the hiring of new business development and marketing personnel. As a percentage of revenue, marketing and sales expenses were 10% for the year ended December 31, 1999, and 15% for the year ended December 31, 1998.

         Depreciation and Amortization. Depreciation and amortization increased $5.9 million to $10.5 million for the year ended December 31, 1999, from $4.6 million for the year ended December 31, 1998. The increase was primarily due to amortization of approximately $1.3 million from the InVenGen LLC acquisition in March 1999 and a $4.1 million increase in amortization expense associated with the Digital Evolution merger which was effective July 2, 1998. These amounts are being amortized over a two year period. There were also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other income increased $606,000 to $454,000 for the year ended December 31, 1999 compared to an expense of $152,000 for the year ended December 31, 1998. The increase was primarily attributable to increased interest income from cash investments which was partially offset by increased interest expense from borrowings under the bank line of credit and term loan. The average aggregate balance outstanding on our line of credit and our term loan was $2.0 million during the year ended December 31, 1999, as compared to $1.4 million during the year ended December 31, 1998. Interest expense under these facilities was $146,000 for the year ended December 31, 1999, and $93,000 for the year ended December 31, 1998.

         Interest Income. Our cash and cash equivalents are invested primarily in money market accounts. During 1998, we received $10.8 million of net proceeds from the sale of our preferred stock. During the year ended December 31, 1999, we received $44.5 million of net proceeds from the sale of shares of our common stock in our initial public offering. The increase in interest income in 1998 and the year ended December 31, 1999, was primarily due to the significant increase in our cash and cash equivalents throughout 1998 and 1999 as a result of these transactions.

         Income Tax Expense. As a result of our losses, we had no income tax expense for either the year ended December 31, 1999, or the year ended December 31, 1998. As of December 31, 1999 we had approximately $9.9 million and $8.3 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire between 2010 and 2019, if not utilized. The state net operating loss carryforwards will expire through the year 2019, if not utilized.

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to our prior and current equity transactions, our net operating loss carryforwards may be subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

1998 Compared to 1997

         Revenue. Revenue increased by $7.5 million, or 123%, to $13.6 million for the year ended December 31, 1998, from $6.1 million for the year ended December 31, 1997. The increase is primarily attributable to the Digital Evolution merger as well as an increase in the volume of services delivered to new clients and additional work delivered for existing clients. Approximately 23% of the increase was attributable to the Digital Evolution client base and 77% was attributable to overall increases in project sizes.

         Project Personnel and Related Expenses. Project personnel and related expenses increased by $4.6 million, or 164%, to $7.4 million for the year ended December 31, 1998, from $2.8 million for the year ended December 31, 1997. The absolute increase was attributable to the hiring of additional project personnel associated with the increase in the volume of services delivered to clients. Direct salary expense increased $4.2 million as a result of 58 new hires and overall increases in compensation expense. As a percentage of revenue, project personnel and related expenses were 54% for the year ended December 31, 1998, and 47% for the year ended December 31, 1997.

         Management and Administrative. Management and administrative expenses increased $5.7 million, or 259%, to $7.9 million for the year ended December 31, 1998, from $2.2 million for the year ended December 31, 1997. The absolute increase was primarily attributable to expenses incurred to accommodate our current and anticipated growth, including the expansion of some of our office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of accounting, human resources and general operations. Office rent expense increased to $1.1 million for the year ended December 31, 1998 from $213,000 for the year ended December 31, 1997. Headcount for management and administrative staff increased to 36 from 19. As a percentage of revenue, management and administrative expenses were 58% for the year ended December 31, 1998, and 36% for the year ended December 31, 1997.

         Marketing and Sales. Marketing and sales expenses increased by $1.1 million, or 110%, to $2.1 million for the year ended December 31, 1998, from $1.0 million for the year ended December 31, 1997. The absolute increase in these expenses was attributable to the hiring of business development and marketing personnel, increased public relations activities and the implementation and continuance of our marketing programs. Total marketing and sales personnel headcount was 16 as of December 31, 1998, compared to nine as of December 31, 1997. As a percentage of revenue, marketing and sales expenses were 15% for the year ended December 31, 1998, and 17% for the year ended December 31, 1997.

         Depreciation and Amortization. Depreciation and amortization increased by $4.3 million to $4.6 million for the year ended December 31, 1998, from $269,000 for the year ended December 31, 1997. The increase was primarily due to amortization expense of $4.0 million associated with the Digital Evolution merger which was effective July 2, 1998. The remaining amount of depreciation was related to increased investments in furniture and equipment in prior years.

         Other Income (Expense). Other expense increased by $120,000 to $152,000 for the year ended December 31, 1998, from $32,000 for the year ended December 31, 1997. The increase was primarily attributable to increased borrowings under our bank line of credit, partially offset by an increase in interest income. Interest expense related to these borrowings was $93,000 for the year ended December 31, 1998, and $25,000 for the year ended December 31, 1997.

         Income Tax Expense. As a result of our losses, we had no income tax expense. As of December 31, 1998 we had approximately $7.1 million and $5.9 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income.

Liquidity and Capital Resources

         Prior to the completion of our initial public offering in August 1999, we had financed operations primarily from sales of preferred stock and borrowings under a line of credit and term loan from a commercial bank. Through December 31, 1998, we had raised approximately $12.7 million, net of offering expenses, through the sale of our preferred stock. At December 31, 1999, we had approximately $34.1 million in cash and cash equivalents.

         In August 1999, we completed our initial public offering of 4,865,848 shares of common stock at a price of $10.00 per share. We received net proceeds from our initial public offering of approximately $44.5 million (net of underwriters' discount and offering expenses).

         Net cash used in operating activities for the years ended December 31, 1999, 1998 and 1997 was $9.9 million, $3.4 million and $23,000, respectively. Cash used in operating activities in each of these periods was primarily the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, increases in accounts receivable and fees and expenditures in excess of billings, partially offset by increases in accounts payable and accrued expenses.

         Net cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $5.0 million, $649,000 and $612,000 respectively. Cash used in investing activities in each period consisted primarily of purchases of furniture and equipment and, to a lesser extent in 1997, the acquisition of an Internet professional services firm.

         Net cash provided by financing activities for the years ended December 31, 1999, 1998 and 1997 was $45.3 million, $7.0 million and $827,000, respectively. In 1997, the cash provided by financing activities was almost entirely from the sale of our preferred stock. In 1998, the cash provided by our financing activities was from the sale of our preferred stock and borrowings under our credit facility, offset by our repurchase of common stock and preferred stock from certain of our stockholders. In August 1999, we completed our initial public offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which we had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of mandatorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to us from our initial public offering net of underwriting discounts and costs of the offering were approximately $44.5 million. The Company used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

         As of December 31, 1999, our principal commitments consisted of obligations under equipment leases. The equipment leasing arrangements consist primarily of the payment of rental fees to third-party leasing providers at interest rates between 5% and 19%. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel.

         As of December 31, 1999, we had a $3.3 million line of credit with a commercial bank which had an expiration date of June 30, 2000. The line of credit was secured by substantially all of our assets and had an interest rate of prime plus 1.25% (9.75% at December 31, 1999). There was no balance outstanding and $3.3 million available under the line of credit as of December 31, 1999. At March 21, 2000 there was a principal amount of $500,000 outstanding under this line of credit. On that date we repaid the outstanding balance in full and terminated the line of credit. We replaced the line of credit with a $15.0 million line of credit with two commercial banks (including the bank which had extended the terminated line of credit.)

         The new line of credit is secured by substantially all of our assets. Borrowings under the line of credit are subject to a limit of 80% of eligible accounts, as defined in the line of credit. The line of credit bears interest at a rate equal to the lender's prime rate plus 0.50% (9.5% on March 21, 2000). The line of credit will expire on December 7, 2000; however, if we repay in full the $80 million note issued in connection with the Merger prior to that date, the line of credit will expire on March 21, 2001.

         On March 8, 2000, we acquired by merger Soft Plus, with headquarters in Cupertino, California, which provides e-CRM solutions, primarily to wireless communications providers and other companies in the emerging communications industry. We paid to the Soft Plus shareholders: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and (iii) an unsecured $80 million note due to the former shareholders of Soft Plus. In addition, we assumed the stock options which were outstanding under the Soft Plus stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock in the Merger. As a result of the Merger, Soft Plus became our wholly owned Delaware subsidiary with the name "U.S. Interactive Corp. (Delaware)."

         The amount of principal which we must pay under the $80 million note will be reduced under certain circumstances relating to: (i) our rights to be indemnified by the principal shareholders of Soft Plus under the Merger Agreement, (ii) the results of certain audits being performed after the closing of the Merger, and (iii) certain costs incurred by Soft Plus in the Merger. The $80 million note is due and payable on the earlier of March 8, 2001 or the closing of a public offering of our common stock. We intend to pay the $80 million note in full with a portion of the proceeds from an underwritten public offering of the Company's common stock, as more fully described below. If the offering is not effected on or before March 8, 2001, the date on which the $80 million note will be due and payable, the Company anticipates that it will repay the note with proceeds obtained from one or more of the following: borrowings under its credit facilities, a refinancing and the sale of capital stock or debt securities in the public or private markets, together with revenues generated from operations. Under such circumstances, there can be no assurances that the Company will be able to obtain funds sufficient to repay the $80 million note on terms satisfactory to the Company.

         The Company believes that its current cash balances, borrowings available under the credit facilities and cash flows generated by operations, if any, will be sufficient to fund requirements for working capital and capital expenditures for at least the next twelve months. The Company may seek to obtain additional capital from time to time through the sale of equity or debt securities, through additional credit facilities or otherwise and in March 2000 the Company filed a registration statement on Form S-1 (Reg. No. 333-32224) with the Securities and Exchange Commission to register and sell approximately 3,000,000 shares of its common stock. The Company intends to grant to the underwriters an option to provide up to an aggregate of 450,000 additional shares of common stock to cover any over-allotments. Some of the Company's stockholders also intend to offer shares owned by them in the offering. The registration statement has not yet been declared effective. The number of shares which the Company or selling stockholders will offer may be changed before the registration statement becomes effective.

         Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. Additional financing, if any, may not be available on satisfactory terms.

Year 2000

         Background. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems. We believe that our compliance and remediation efforts leading up to the year 2000 were effective in preventing any problems, since we have not received any reports to date of any erroneous results or system failures in the solutions we market or in the software and hardware we utilize internally due to the changeover to the year 2000. There may, however, still be residual problems related to the change in centuries. Any such difficulties could result in a decrease in the sales of the services we provide, an increase in the allocation of both our and our clients' resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by us or our clients due to such Year 2000 problems.

         Corporate Infrastructure State of Readiness. Prior to January 1, 2000 we had completed our Year 2000 compliance and remediation efforts with respect to our internal operating systems. The infrastructure is composed of Information Technology (IT) systems (e.g., financial, human resources, order entry, client support tracking) and non-IT systems (e.g., elevators, fire suppression systems, voicemail). We believe that all identified systems that were at risk were made Year 2000 compliant or replaced before December 31, 1999, and that our business critical systems that have date sensitivity were fixed, tested and in place before the year 2000. We believe that we have communicated with all our material vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in computers, facilities, software, other information technology, and other products and services which we obtain from such third parties. We believe that affected embedded processors were replaced before the year 2000. We have tested all business critical systems for Year 2000 compliance, whether or not these systems have been warranted Year 2000 compliant by the manufacturer. We believe that we made any required modifications to the IT and non-IT systems within the corporate infrastructure. We continue to monitor and assess Year 2000 issues relating to such products, facilities and services.

         Costs. We have expensed approximately $271,000 through December 31, 1999, in our Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately 37% of the costs were for modification and replacement, approximately 51% were for testing, and approximately 12% of the costs were for identification and assessment of the Year 2000 issue. The portion of this amount attributable to the year ended December 31, 1999, constitutes approximately 18% of the IT budget for the year ended December 31, 1999.

         Risks. Solutions as complex as those offered by us might contain undetected errors or failures when first introduced. This includes the risk that solutions thought to be Year 2000 compliant are not Year 2000 compliant. In addition, we might experience unforeseen difficulties that could delay or prevent the continued successful development and release of solutions that are Year 2000 compliant. If we experience any unforeseen delays, there could be a material adverse effect upon our business, operating results, financial condition and cash flows.

         We utilize third-party vendor equipment, telecommunications products and software products, all of which appear to be functioning normally in the year 2000. There may, however, still be residual problems related to the change in centuries. The failure of any critical technology components to operate properly may have a material impact on business operations or require us to incur unanticipated expenses to remedy any problems.

                                  RISK FACTORS



                        Risks Related to U.S. Interactive

Management of Growth -- We may be unable to manage our future growth effectively.


         Our success depends on our ability to effectively manage our future growth. Our past growth has placed significant demands on our resources. We have incurred substantial increases in expenses as our revenues have grown. As a result, our losses have increased significantly in recent periods. For example, our net loss was $14.4 million for the year ended December 31, 1999, compared to $8.4 million for the year ended December 31, 1998. Our net loss increased to $8.4 million for the year ended December 31, 1998, from $290,000 for the year ended December 31, 1997.

      A key part of our strategy is to increase our revenues, both by hiring more personnel and by acquiring additional companies, which may continue to place a strain on our resources. To manage any future growth effectively, we must, among other things, do the following:

         o hire, train and retain highly qualified employees

         o estimate our project costs and requirements accurately

         o efficiently match employees with client projects

         o maintain levels of expertise that are expected by clients

         o continue to refine our operational, financial and other systems

         o improve, upgrade and expand our infrastructure

         o manage expansion into additional geographic territories

         If we do not effectively manage any future growth we may achieve, our revenues, reputation and operating results will be materially adversely affected. We may never be able to achieve profitability.

Integration of Current and Potential Acquisitions -- We may be unable to achieve the anticipated benefits from our acquisition of Soft Plus or other acquisitions we may complete.

         On March 8, 2000, we completed the acquisition, by merger, of Soft Plus. We may, in the future, seek to consummate other acquisitions. Some of the risks we may encounter in connection with our merger with Soft Plus and any future acquisitions we may consummate include:

         o unforeseen expenses, delays and difficulties in integrating the acquired company into our organization

         o difficulties in integrating the culture of the acquired company into our own culture

         o loss of senior executives or other key employees from the acquired company

         o adverse client reaction to the acquisition including, but not limited to, a client's termination of contracts with us or with the acquired company

         o diversion of our management team's focus during the integration process

         o undisclosed or potential liabilities of the acquired company, related to its employees, operations, business contracts or intellectual property

         If we are unable to effectively manage these risks, our revenues, reputation and operating results could be materially adversely affected.

Hiring and Retaining Key Personnel and Other Employees -- Our success is dependent on our personnel, who we may not be able to retain.

         Our success depends on the continued employment of our executive management team. The employment of any of our senior executives could cease at any time. If one or more members of our executive management team cease to be employed by us, we could be materially adversely affected.

         Additionally, our success depends on our ability to identify, hire, train and retain individuals who are highly skilled in the Internet and its rapidly changing technology. There is intense competition in our industry for qualified personnel. There is currently a shortage of such personnel due to the rapid growth in demand for individuals with Internet technology-related skills. This shortage is likely to continue for the foreseeable future. We have had difficulty hiring a sufficient number of technical employees. We may not be able to attract, assimilate or retain enough qualified personnel to support our growth, and this would have a material adverse affect on our ability to retain existing projects and bid for new projects.

Revenue Concentration -- We generate a large part of our revenues from a limited number of clients.

         For the year ended December 31, 1999, our five largest clients by revenue accounted for approximately 48% of our revenues. For the year ended December 31, 1998, our five largest clients by revenue accounted for approximately 36% of our revenues. Three of these clients, Chromazone LLC, (together with its affiliate NetSmart, Inc.), Exist Corporation (formerly known as Juggernaut Partners LLC) and Thomson Consumer Electronics, Inc., accounted for 13%, 12% and 12%, respectively, of our revenues for the year ended December 31, 1999. We do not have long-term contracts with these clients. We may be unable to sustain the volume of work we perform for these clients. They may terminate their relationship with us at any time without penalty. These clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these clients could have a material adverse effect on our business, financial condition and results of operations.

         Eric Pulier, our Chairman of the Board, and John D. Shulman, a director, are shareholders of Exist and owned during part of 1999, in the aggregate, 36% of the equity of Exist on a fully diluted basis. Their aggregate ownership is currently 17% on a fully diluted basis. In addition, Mr. Pulier and Mr. Shulman each hold currently exercisable options to acquire an additional 6% of the equity ownership of Exist. Mr. Shulman is the Chairman of the Board and Mr. Pulier is a director of Exist. Mr. Pulier is the sole general partner, and together with is wife Heather Pulier, owns 100% of Digital Evolution, LP. Digital Evolution, L.P. owns 50% of Chromazone LLC. Chromazone LLC. owns 50% of NetSmart, Inc. Mr. Pulier is a director of Chromazone LLC. and director of NetSmart, Inc. Mr. Shulman owns 4% and is a director of NetSmart, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business-Clients" and "Certain Relationships and Related Transactions" for more information relating to our clients.

Variability of Operating Results -- The variability of our operating results may adversely affect our stock price.

         Our operating results have fluctuated from quarter to quarter and may continue to fluctuate in the future. Fluctuations in our operating results may be significant. It is difficult for us to forecast accurately the frequency and duration of our client projects. We incur expenses, which are mainly fixed expenses, based on our expectations concerning the costs of our future projects. We may not be able to adjust our spending in a timely manner to compensate for any shortfall in our projected revenues. In the event of such a shortfall, our expenses as a percentage of our revenue would increase. Our operating results may fluctuate because of:

         o the number, size and scope of projects

         o the accuracy of our project estimates

         o project delays

         o our ability to hire, train and retain qualified personnel

         o the amount and timing of client expenditures for our consulting services

         o the amount and timing of our capital expenditures and other costs relating to the expansion of our operations

         o the amortization of goodwill relating to acquisitions

         o our ability to utilize our employees in a cost efficient manner

         We also have experienced seasonality with respect to our revenues that has resulted in lower revenue during summer, year-end vacation and holiday periods.

         Our quarterly operating results may not meet the expectations of analysts or investors. This may cause a decline in the market price of our common stock.

Contract Terminations -- If a large client project or a significant number of other client projects are terminated or reduced, we may have a large number of employees who are not generating revenue.

         Most of our client projects may be canceled by the client without penalty. We may have a large number of employees who are not generating revenue if a large client project or a significant number of client projects are terminated or materially reduced. When a client project is completed, terminated, postponed or materially reduced, we must shift our employees to other client projects or they will not be generating revenue. If we do not use these employees efficiently on other projects, our revenues will decrease and our results of operations will be materially adversely affected.

Fixed Price Contracts -- We have many fixed price contracts which create a risk that the costs we incur in performing these contracts will exceed the revenues we will receive for these contracts.

         For the year ended December 31, 1999, approximately 61% of our revenue was derived from fixed price contracts. There are many risks and difficulties associated with fixed price contracts. To achieve profitability from fixed price contracts, we must, among other things:

         o accurately estimate the resources required to perform these contracts

         o complete our clients' projects on a timely basis

         o effectively manage our clients' expectations

         o complete the projects within budget and to our clients' satisfaction

           If we do not successfully accomplish these goals, we could be exposed to cost overruns and penalties. If this occurs in connection with a large project or a sufficient number of projects, our revenues will decrease and our results of operations will be materially adversely affected.

Complex and Critical Projects -- If we fail to meet our clients' expectations, we could severely damage our reputation and have difficulty attracting new business.

         Many of our projects are complex and critical to the success of our clients' businesses. Our reputation could be severely damaged if we fail to meet a client's expectations. This could materially adversely affect our ability to attract new business from that client or others. In addition, some clients might sue us in an attempt to collect monetary damages. If these events were to occur, our revenues, results of operations and financial condition may be materially adversely affected.

Limited Management History -- The majority of our senior management team has worked together in their present capacities for less than one year.

         Subsequent to our initial public offering, we have added one new member to our senior management team, James J. Huser, the General Manager of our Los Angeles office, who became our Chief Operating Officer in December 2000. (Mr. Huser will continue to serve as General Manager of our Los Angeles office through March 2000.) Since the Merger with Soft Plus, Mohan Uttarwar has served as President of our subsidiary, U.S. Interactive Corp. (Delaware). The majority of our senior management team has worked together in their present capacities for less than one year. Our success depends on the ability of our management team to work together effectively. Our business, revenues, results of operations and financial condition will be materially adversely affected if our management team does not manage our business effectively, or if we are unable to retain existing senior management personnel.

History of Losses -- We have a history of losses, and we may never achieve profitability.

         Since our inception, we have incurred significant losses. As of December 31, 1999, we have an accumulated deficit of approximately $24.7 million. Our net loss in 1999 was $14.4 million. Our revenue may never be sufficient for us to recognize a profit. We intend to continue to make significant investments in:

         o the development of our infrastructure

         o marketing and sales

         o geographic expansion

As a result, we may continue to incur substantial losses even if our revenues increase. We may never achieve profitability.

         We anticipate that we will repay the $80 million note, which we issued in the Merger, with proceeds of an underwritten public offering of our common stock. On March 10, 2000, we filed a registration statement on Form S-1 (Reg. No. 333-32224) relating to the offering; the registration statement has not yet been declared effective. If the offering is not effected on or before March 8, 2001, the date on which the $80 million note will be due and payable, the Company anticipates that it will repay the note with proceeds obtained from one or more of the following: borrowings under its credit facilities, a refinancing and the sale of capital stock or debt securities in the public or private markets, together with revenues generated from operations. Under such circumstances, there can be no assurances that the Company will be able to obtain funds sufficient to repay the $80 million note on terms satisfactory to the Company.

Strategic Relationships -- We may not be successful in retaining our current relationships or entering into new relationships.

         We have strategic relationships with over 25 companies. We have written agreements with 12 companies, and all other strategic relationships rely on oral agreements. These relationships are non-exclusive and the other parties are free to enter similar or more favorable relationships with our competitors. Whether written or oral, the agreements underlying our relationships are general in nature, do not legally bind the parties, have indefinite terms and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships, and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits we derive from these relationships to joint-market or otherwise collaborate and cooperate with these companies may be lost. If we are unable to maintain our existing strategic relationships, or fail to enter into new relationships, we may not gain access to technologies and client opportunities that are important to our business. This may have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property -- Our success depends, in part, on intellectual property which may be difficult to protect. This could affect our ability to compete effectively.

         Existing trade secret and copyright laws give us only limited protection for our copyrights, trademarks, service marks and trade secrets. Third parties may attempt to disclose, obtain or use our intellectual property without paying us. This is particularly true in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States. Third parties may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies.

Year 2000 -- Year 2000 compliance issues may adversely affect either our clients or us.

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to the year 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in the services we provide, an increase in allocation of our and our client's resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by us or our clients due to such Year 2000 problems.


                          Risks Related to our Industry

Competition -- We may not be able to compete successfully.

         The market for Internet professional services is intensely competitive and subject to rapid technological change. We compete with:

         o other Internet professional services firms

         o information technology consulting and integration firms

         o web design firms

         o software application providers

         o application service providers

         In addition, we face potential competition from the in-house technology and marketing departments of our clients and potential clients.

         Many of our current and potential competitors have advantages over us. These advantages include longer operating histories, larger client bases and significantly greater financial, personnel, marketing, sales and public relations resources. These competitors may increase their commitments to our market in response to the growth of the Internet.

         There are relatively low barriers to entry into our business. We expect that we will face additional competition from new entrants into the market in the future. Existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

         Our revenues and results of operations will be adversely affected if we do not compete successfully.

Market Acceptance -- Continued market acceptance of our industry is uncertain.

         Widespread market acceptance of the outsourcing of the design, development and maintenance of Internet-based applications to Internet professional services firms is uncertain. Many of our potential clients may ultimately decide to perform these services in-house. In-house personnel may have better access to both key client decision-makers and the information required to prepare proposals for such solutions. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, companies may instead choose to design, develop or maintain their Internet-based applications internally. We will be materially adversely affected if the market for our services does not continue to develop or develops more slowly than we expect, or if our services are not accepted by the market.

Rapid Technological Change -- Our industry is characterized by rapid technological change, a pace which we may not be able to match.

         The market for Internet professional services is characterized by rapid technological change including:

         o changing client requirements and preferences

         o frequent new product and service introductions embodying new processes and technologies

         o evolving industry standards and practices

         These changes could render our existing service practices and methods out-of-date. Our success will depend, in large part, on our ability to:

         o improve on the performance and reliability of existing services

         o develop new services and solutions that address increasingly sophisticated and varied client needs

         o respond to technological advances

         o respond to emerging industry standards and practices

         o respond to the innovations of our competitors


         If we do not respond effectively to these developments, our business, financial condition and results of operations would be materially adversely affected.

Decline in Internet Usage -- Lack of growth or decline in Internet usage could cause our business to suffer.

         We have derived all of our revenue from projects involving the Internet. Our business will be adversely affected if Internet usage does not continue to grow. Internet usage may not continue to grow because of inadequate network infrastructure, security concerns, inconsistent service quality and lack of cost-effective, high-speed service, among other reasons. On the other hand, if Internet usage grows too rapidly, the Internet infrastructure may not support the demands this growth will place on it. As a result, the Internet's performance and reliability may decline. In addition, outages and delays have occurred throughout the Internet network infrastructure and have interrupted Internet service. If these outages or delays occur frequently in the future, Internet usage could grow more slowly or decline.

         We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

         o security

         o cost and ease of Internet access

         o intellectual property ownership

         o privacy

         o taxation

         o liability issues

         Any costs we incur due to these factors would materially and adversely affect our business, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities. If market interest rates were to increase by 10% from rates as of December 31, 1999, the effect would not be material to our company.

         Currently, substantialy all of our revenues are realized currently in U.S. dollars and are from clients primarily in the United States. We do not believe that we currently have any significant direct foreign currency exchange rate risk. As a result of the Merger, our future financial results could be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

Item 8.  Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
U.S. Interactive, Inc.

      We have audited the accompanying consolidated balance sheets of U.S. Interactive, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Interactive, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





KPMG LLP


Philadelphia, Pennsylvania
February 9, 2000

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                       December 31,
                                                                                              ---------------------------
                                                                                                1999               1998
                                                                                              --------           --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................................................      $ 34,130           $  3,698
   Accounts receivable (net of allowance of $75 in 1999; and $526 in 1998) .............        12,274              3,388
   Fees and expenditures in excess of billings .........................................           353                731
   Prepaid expenses and other current assets ...........................................         2,383                305
                                                                                              --------           --------
     Total current assets ..............................................................        49,140              8,122
                                                                                              --------           --------
Furniture and equipment, net ...........................................................         5,451              1,375
Goodwill and other intangibles, net ....................................................         5,988             12,542
Other assets ...........................................................................         1,699                223
                                                                                              --------           --------
Total Assets ...........................................................................      $ 62,278           $ 22,262
                                                                                              ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ....................................................................      $  2,641           $  1,512
   Accrued expenses ....................................................................         5,164              2,176
   Notes payable-- bank ................................................................            --              1,706
   Current portion of long-term debt ...................................................           977                162
   Billings in excess of fees and expenditures .........................................         1,854                650
                                                                                              --------           --------
     Total current liabilities .........................................................        10,636              6,206
LONG-TERM DEBT, net of current portion .................................................         1,666                583
                                                                                              --------           --------
Total Liabilities ......................................................................        12,302              6,789

Commitments (Notes 9, 16 and 17)

Mandatorily redeemable convertible preferred stock, $.001 par value, 15,000,000 shares authorized in 1998, 5,341,096 issued and
   outstanding in 1998 including accreted dividends of $477 at December 31, 1998 .......            --             17,293
                                                                                              --------           --------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock-- $.001 par value 15,000,000 shares authorized in 1999,
   none issued or outstanding in 1999 ..................................................            --                 --
Common stock-- $.001 par value 90,000,000 shares authorized,
   20,551,192 shares issued in 1999 and 9,124,999 shares issued in 1998 ................            21                  9
   Additional paid-in capital ..........................................................        80,581             12,418
   Deferred stock compensation .........................................................          (831)                --
   Treasury stock, 1,062,709 and 1,039,311 shares, at cost .............................        (5,055)            (4,812)
   Accumulated deficit .................................................................       (24,740)            (9,435)
                                                                                              --------           --------
   Total Stockholders' Equity (Deficit) ................................................        49,976             (1,820)
                                                                                              --------           --------
Total Liabilities and Stockholders' Equity (Deficit) ...................................      $ 62,278           $ 22,262
                                                                                              ========           ========

           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                        Years Ended December 31,
                                                                               ----------------------------------------
                                                                                 1999            1998            1997
                                                                               --------        --------        --------

REVENUE ................................................................       $ 35,255        $ 13,636        $  6,061
OPERATING COSTS AND EXPENSES:
   Project personnel and related expenses ..............................         18,687           7,405           2,841
   Management and administrative .......................................         17,370           7,876           2,196
   Marketing and sales .................................................          3,531           2,054           1,013
   Depreciation and amortization .......................................         10,510           4,592             269
                                                                               --------        --------        --------
     Total operating expenses ..........................................         50,098          21,927           6,319
                                                                               --------        --------        --------
OPERATING LOSS .........................................................        (14,843)         (8,291)           (258)
OTHER INCOME (EXPENSE):
   Interest expense ....................................................           (399)           (223)            (51)
   Interest income .....................................................            853              71              19
                                                                               --------        --------        --------
NET LOSS ...............................................................        (14,389)         (8,443)           (290)
   Accretion of mandatorily redeemable
     preferred stock to redemption value ...............................           (916)           (625)             __
                                                                               --------        --------        --------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........................       $(15,305)       $ (9,068)       $   (290)
                                                                               ========        ========        ========
BASIC AND DILUTED LOSS PER COMMON SHARE ................................       $  (1.19)       $  (1.36)       $   (.06)
                                                                               ========        ========        ========
   Weighted average shares outstanding used in the loss per common share calculation:
   Basic and diluted ...................................................         12,826           6,670           4,737
                                                                               ========        ========        ========




           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except per share data)

                                    Mandatorily
                                     Redeemable
                                     Convertible
                                   Preferred Stock           Preferred Stock           Common Stock        Deferred
                               -----------------------    --------------------      -------------------      Stock
                                  Shares      Amount       Shares       Amount       Shares     Amount    Compensation
                                  ------      ------       ------       ------       ------     ------    ------------
BALANCES AT
  DECEMBER 31, 1996 ........          --          $--        1,000      $    966       4,736   $    243        $   --
Issuance of Series B
  preferred stock, net of
  $26 in costs .............          --           --          595           974          --         --            --
Net loss ...................          --           --           --            --          --         --            --
                                --------     --------     --------     --------     --------   --------      --------
BALANCES AT
  DECEMBER 31, 1997 ........          --           --        1,595         1,940       4,736        243            --
Merger with
  Digital Evolution ........       1,573        4,490           --            --       4,385          4            --
Conversion of no par
  common stock to
  $.001 par value ..........          --           --           --            --          --       (238)           --
Issuance of Series D
  preferred stock, net of
  $25 in costs .............       2,339       10,807           --            --          --         --            --
Repurchase of
  common stock .............          --           --           --            --          --         --            --
Repurchase of
  preferred stock ..........        (220)        (569)          --            --          --         --            --
Issuance of warrants in
  connection with debt
  financing ................          --           --           --            --          --         --            --
Exercise of stock options ..          --           --           --           --            4         --            --

Accretion of mandatorily
  redeemable preferred stock
  to redemption value ......          --          477           --            --          --         --            --
Conversion of preferred
  stock to mandatorily
  redeemable preferred
  stock ....................       1,649        2,088       (1,595)       (1,940)         --         --            --
Net loss ...................          --           --           --           --           --         --            --
                                --------     --------     --------     --------     --------    --------     --------
BALANCES AT
  DECEMBER 31, 1998 ........       5,341       17,293           --            --       9,125          9            --
Issuance of common stock
  in  connection with
  acquisition ..............          --           --           --            --         585          1            --
Deferred stock
  compensation .............          --           --           --            --         275         --        (1,376)
Repurchase of
  common stock .............          --           --           --            --          --         --            --
Accretion of mandatorily
  redeemable preferred stock
  to redemption value ......          --          916           --            --          --         --            --
Conversion of mandatorily
  redeemable preferred stock
   to common stock .........      (5,341)     (18,209)          --            --       5,341          5            --
Issuance of common stock
   in public offering (net)           --           --           --            --       4,866          5            --
Amortization of deferred
  stock compensation .......          --           --           --            --          --         --           545
Exercise of
   stock options ...........          --           --           --            --         359          1            --
Net loss ...................          --           --           --            --          --         --            --
                                --------     --------     --------     --------     --------    --------     --------
BALANCES AT
  DECEMBER 31, 1999 ........          --       $   --       $   --        $   --    $ 20,551   $     21       $  (831)
                                ========     ========     ========        ======    ========   ========       =======




                               Additional                                 Total
                                 Paid-in     Treasury    Accumulated   Stockholders'
                                 Capital       Stock        Deficit   Equity(Deficit)
                                 -------       -----        -------   ---------------
BALANCES AT
  DECEMBER 31, 1996 ........    $    (21)         $--     $    (77)     $  1,111
Issuance of Series B
  preferred stock, net of
  $26 in costs .............          --           --           --           974
Net loss ...................          --           --         (290)         (290)
                                 --------     --------     --------     --------
BALANCES AT
  DECEMBER 31, 1997 ........         (21)          --         (367)        1,795
Merger with
  Digital Evolution ........      12,506           --           --        12,510
Conversion of no par
  common stock to
  $.001 par value ..........         238           --           --            --
Issuance of Series D
  preferred stock, net of
  $25 in costs .............          --           --           --            --
Repurchase of
  common stock .............          --       (4,812)          --        (4,812)
Repurchase of
  preferred stock ..........        (451)          --           --          (451)
Issuance of warrants in
  connection with debt
  financing ................         140           --           --           140
Exercise of stock options ..           6           --           --             6
Accretion of mandatorily
  redeemable preferred stock
  to redemption value ......          --           --         (477)         (477)
Conversion of preferred
  stock to mandatorily
  redeemable preferred
  stock ....................         --           --           (148)      (2,088)
Net loss ...................         --           --         (8,443)      (8,443)
                                 --------     --------     --------     --------
BALANCES AT
  DECEMBER 31, 1998 ........      12,418       (4,812)      (9,435)       (1,820)
Issuance of common stock
  in  connection with
  acquisition ..............       2,923           --           --         2,924
Deferred stock
  compensation .............       1,376           --           --            --
Repurchase of
  common stock .............          --         (243)          --          (243)
Accretion of mandatorily
  redeemable preferred stock
  to redemption value ......          --           --         (916)         (916)
Conversion of mandatorily
  redeemable preferred stock
   to common stock .........      18,205           --           --        18,210
Issuance of common stock
   in public offering (net)       44,512           --           --        44,517
Amortization of deferred
  stock compensation .......          --           --           --           545
Exercise of
   stock options ...........       1,147           --           --         1,148
Net loss ...................          --           --      (14,389)      (14,389)
                                 --------     --------     --------     --------
BALANCES AT
  DECEMBER 31, 1999 ........     $80,581     $ (5,055)    $(24,740)     $ 49,976
                                 =======     ========     ========      ========


           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Years Ended December 31,
                                                                              ----------------------------------------
                                                                                1999            1998            1997
                                                                              --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................       $(14,389)       $ (8,443)       $   (290)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization ......................................         10,510           4,592             269
   Amortization of deferred stock compensation and other
     non-cash charges .................................................            705              89              --
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Increase in accounts receivable ..................................         (8,854)           (113)         (1,340)
     Increase (decrease) in fees and expenditures in excess of billings            378            (630)            (49)
     Increase in prepaid expenses and other assets ....................         (3,478)           (163)             (9)
     Increase in accounts payable and accrued expenses ................          4,050           1,929           1,025
     Increase (decrease) in billings in excess of fees and expenditures          1,204            (708)            371
                                                                              --------        --------        --------
   Net cash used in operating activities ..............................         (9,874)         (3,447)            (23)
                                                                              --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment ................................         (4,735)           (573)           (422)
   Acquisitions, net of cash acquired .................................            (47)             (4)           (166)
   Other ..............................................................           (177)            (72)            (24)
                                                                              --------        --------        --------
   Net cash used in investing activities ..............................         (4,959)           (649)           (612)
                                                                              --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under bank line of credit ..............         (1,700)          1,700             (45)
   Net (repayments) proceeds from equipment financing .................          1,620            (201)            (79)
   Proceeds from term loan ............................................             --             600              --
   Repayment of stockholder loans .....................................            (20)            (24)            (23)
   Payment of deferred financing fees .................................             --             (48)             --
   Net proceeds from issuance of preferred stock ......................             --          10,807             974
   Payments to acquire treasury stock .................................             --          (4,812)             --
   Net proceeds from issuance of common stock .........................         44,517              --              --
   Payments to repurchase preferred stock .............................             --          (1,020)             --
   Proceeds from exercise of stock options ............................            848               6              --
                                                                              --------        --------        --------
   Net cash provided by financing activities ..........................         45,265           7,008             827
                                                                              --------        --------        --------
   Net increase in cash and cash equivalents ..........................         30,432           2,912             192
   Cash and cash equivalents, beginning of period .....................          3,698             786             594
                                                                              --------        --------        --------
   Cash and cash equivalents, end of period ...........................       $ 34,130        $  3,698        $    786
                                                                              ========        ========        ========


           See accompanying notes to consolidated financial statements

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

U.S. Interactive, Inc. (the Company) is a leading Internet professional services firm focused on providing e2e Solutions(SM) to Global 2000 organizations. e2e solutions utilize Internet, wireless and broadband technologies to enable organizations to fully leverage their information resources to effectively communicate, share knowledge and conduct business transactions with key constituencies such as employees, customers, suppliers and partners. When developing our solutions, we draw upon our expertise in Internet strategy consulting, application development, digital brand creation, security and enterprise application integration.

      The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private equity financing, bank financing or other sources of capital. Management believes that its current funds combined with other available sources of funding will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2000. The Company may require additional capital to finance its future operations beyond 2000. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to the Company.

      As further described in note 8, in August 1999 the Company completed an initial public offering of its common stock, and as described in note 19, in March 2000 the Company acquired by merger Soft Plus, Inc.

Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Web Access, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

      Cash equivalents consist primarily of money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture and Equipment

      Furniture, purchased software and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of two to five years. Leasehold improvements are recorded at cost and amortized over the lesser of their useful lives or the remaining term of the related lease.

Goodwill and Other Intangibles

      Goodwill and other intangibles are being amortized over two to five years. Accumulated amortization was $13,760,000 and $4,287,000 as of December 31, 1999 and 1998, respectively. The Company assesses the recoverability of goodwill, as well as other long-lived assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Revenue Recognition

         The Company derives its revenues primarily from consulting service agreements (including retainer fees, fixed price and time and materials agreements) and to a lesser extent advertising commissions.

         Revenues are recognized on fixed price engagements over the period of each engagement using primarily the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. Provisions for contract adjustments and losses are recorded in the period such items are identified. Fees and expenditures in excess of billings represent costs incurred and estimated profits on projects in excess of amounts billed. Billings in excess of fees and expenditures represent amounts billed in advance of services being performed.

         Commissions earned from advertising placed with media are generally recorded as revenue at the time the advertising appears or is broadcast. Commissions earned for production expenditures and fees derived from other services are recognized as revenue upon performance of the service.

Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Financial Instruments

         The Company's financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and debt. Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value because of the short maturity of these instruments. The Company's debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any potential contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Stock-Based Compensation

         SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" (APB No. 25) with pro forma disclosures of net income as if the fair value method had been applied. The Company applies APB No. 25 for stock options and stock based awards.

Long-Lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. The Company has identified no such impairment losses.

Historical Net Loss Per Share and Pro Forma Net Loss Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS No. 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For all loss periods, the effect of common equivalent shares is anti-dilutive.

         The pro forma net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock and including the shares issued as a result of the assumed conversion of all outstanding shares of convertible preferred stock as if they had been outstanding from the date of their issuance even if the effect is anti-dilutive. Net loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin No. 98 issued by the SEC in February 1998.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         The following table sets forth the computation of loss per share (in thousands, except per share amounts).

                                                                             Year Ended December 31,
                                                                   ------------------------------------------
                                                                      1999            1998           1997
                                                                   ---------       ----------      ----------
Numerator: Net loss attributable to common stockholders ....       $(15,305)       $ (9,068)       $   (290)
Denominator:
Historical weighted-average shares outstanding for basic and
   diluted loss per common share ...........................         12,826           6,670           4,737
Basic and diluted loss per common share ....................       $  (1.19)       $  (1.36)       $   (.06)

                                                                             Year Ended December 31,
                                                                   ------------------------------------------
                                                                      1999           1998             1997
                                                                   ---------       ---------       ----------
Numerator: Net loss attributable to common stockholders ....       $(15,305)       $ (9,068)       $   (290)
Pro forma denominator:
Historical weighted-average shares outstanding for basic and
   diluted loss per common share ...........................         18,167           9,634           6,074
Pro forma basic and diluted loss per common share ..........       $   (.84)       $   (.94)       $   (.05)

Recent Accounting Pronouncements

         The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Reclassifications

         Certain amounts previously reported have been reclassified to conform to the current year presentation.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                                           Year Ended December 31,
                                                                    ------------------------------------
                                                                      1999          1998          1997
                                                                    --------      --------      --------
Cash paid during the year for (in thousands):
   Interest .................................................       $   419       $   213       $    46
Supplemental non-cash investing and financing activities:
   Acquisition (in thousands):
      Fair value of assets acquired (including cash of $135
         in 1999 and $332 in 1998) ..........................       $   544       $ 2,064       $     8
      Liabilities assumed ...................................           359         1,192           485
   Fair value of stock issued in connection with acquisitions
      (note 3) .................................................      2,924        17,000            --
   Issuance of warrants in connection with bank financing ...            --           140            --

3. ACQUISITIONS

      On May 1, 1997, the Company acquired certain assets and assumed certain liabilities of Mixed Media Works, Inc. (MMW), a regional Internet professional services firm. The purchase price was approximately $485,000 and was allocated to the assets acquired and liabilities assumed based on fair values as of the date of acquisition. The fair value of the assets acquired and liabilities assumed was $8,000 and $485,000, respectively. The acquisition was accounted for using the purchase method of accounting and, as such, the excess of the purchase price over the fair values of the assets acquired of $477,000 was recorded as goodwill and is being amortized over five years. The results of operations of MMW were not material to the Company.

      On July 2, 1998, the Company completed a merger (the DE Merger) with Digital Evolution, Inc. (DE), an Internet professional services firm that provided development services for Internet, intranet and extranet applications. The shareholders of DE agreed to exchange their common and preferred shares for common and preferred shares of the Company.

      This resulted in the Company issuing 4,383,954 shares of common stock, 1,573,533 shares of Series A mandatorily redeemable convertible preferred stock and 1,043,945 options to purchase Company common stock. The aggregate purchase price was approximately $17 million. In connection with the DE Merger, the holders of the Company's original Series A and B convertible preferred stock exchanged their shares for Series B and C mandatorily redeemable convertible preferred stock.

      The DE Merger was accounted for under the purchase method of accounting. The results of operations of DE have been included in the Company's consolidated financial statements since July 1, 1998.

      The excess of the purchase price over the fair value of the net identifiable assets acquired of $16,128,000 has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over its estimated life of two years.

      The purchase price was allocated as follows (in thousands):

           Fair value of assets acquired
            (Primarily accounts receivable and fixed assets)..........................       $  2,064
           Goodwill and related intangible assets.....................................         15,283
           Assembled workforce........................................................            845
           Fair value of liabilities acquired.........................................         (1,192)
                                                                                             ---------
                                                                                             $ 17,000
                                                                                             =========

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         In March 1999, the Company acquired certain assets and assumed certain liabilities of InVenGen LLC, a Internet professional services firm, in exchange for 584,800 shares of the Company's common stock having an estimated fair market value of $2,924,000 at the time of the transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the fair value of the assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over two years.

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the next two-year period in order for the restricted shares to be released. If an employee leaves the Company during the next two-year period all unvested shares for such employees are forfeited. As of December 31, 1999, no shares have been forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that will be amortized over the two-year period. The historical results of operations of InVenGen LLC are not material to the Company.

         The following table reflects unaudited pro forma combined results of operations of the Company, DE and InVenGen on the basis that the acquisitions had taken place at the beginning of 1998 (in thousands, except per share data).

                                                          December 31,
                                                   ------------------------
                                                      1999            1998
                                                   --------        --------
Revenue ....................................       $ 35,321        $ 18,405
Net loss attributable to common stockholders        (15,960)        (17,390)
Basic and diluted loss per common share ....       $  (1.23)       $  (1.94)

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

4. FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following (in thousands):

                                                             December 31,
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
Equipment ........................................       $4,984       $1,520
Purchased software ...............................        1,156          201
Furniture and fixtures ...........................          540          329
Leasehold improvements ...........................          757          331
                                                         ------       ------
                                                         $7,437       $2,381
   Less: accumulated depreciation and amortization        1,986        1,006
                                                         ------       ------
Furniture and equipment -- net ....................      $5,451       $1,375
                                                         ======       ======

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

5. ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                  December 31,
                                           ------------------------
                                            1999              1998
                                           ------            ------
Accrued personnel related costs            $1,538            $1,016
Legal and professional fees ...               765               370
Accrued media .................             1,945                50
Other .........................               916               740
                                           ------            ------
                                           $5,164            $2,176
                                           ======            ======
6. NOTES PAYABLE

      Bank Loan Agreement

      In July 1998, the Company executed a Loan and Security Agreement (the Loan Agreement) with a commercial bank that provides (i) a Line of Credit (the Line) in the amount of the lesser of $3,250,000 or the Borrowing Base (principally limited to 80% of eligible accounts receivable) and (ii) a Term Loan (the Loan) in the aggregate amount of $1,200,000. The Line matured on June 30, 1999, and bears interest at the prime rate plus 1.25%. In June 1999, as further amended in September 1999, the commercial bank extended the expiration date of the Line to June 30, 2000, and amended the financial covenants. The Loan was payable in 48 consecutive monthly installments of $25,000 beginning August 1, 1999, and bears interest at the prime rate plus 1.75%. The Loan was repaid in full and cancelled in September 1999. The Line is collateralized by substantially all of the Company's assets. The Company is required to comply with certain financial covenants, as defined in the Loan Agreement, which include cash flow and leverage ratios, working capital and tangible net worth levels. There was $1,700,000 outstanding under the Line and $600,000 outstanding under the Loan as of December 31, 1998. There was no balance outstanding under the Line or the Loan as of December 31, 1999.

         In connection with the Loan Agreement, the Company issued a warrant to the bank to purchase an aggregate of 70,000 shares of the Company's common stock at an exercise price of $3.50 per share which was the estimated fair market value of a share of the Company's common stock. The warrant may be exercised at any time until the tenth anniversary of the date of issuance of the warrant. The estimated fair value of the warrant was $140,000, which the Company recorded as debt issuance costs in July 1998. The debt issuance costs were amortized over the term of the Loan Agreement.

      Demand Notes -- Equipment

      During 1996, the Company entered into two demand notes with a bank to finance the purchase of certain equipment. Absent any demand by the lender, the Company was required to make monthly installments including interest through April 1998, as further described herein. Note No. 1 (original amount $15,000) required monthly installments of $500 with interest at the prime rate plus 1% (9.25% at December 31, 1998) on outstanding balances. Note No. 2 (original amount $59,000) required monthly installments of $2,200 with interest at 8.75%. Amounts outstanding under these notes at December 31, 1998 was $6,000, which was repaid in full during 1999.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                             December 31,
                                                          ------------------
                                                           1999        1998
                                                          ------      ------
Unsecured stockholder loan with
   interest rate of 8.00% ............................    $   --      $   20
Term loan with interest rate of 9.00% ................        --          12
Capital lease obligations with interest rates of 5.00%
   to 19.00% maturing through 2003 ...................     2,643          79
Term loan with interest rate of 9.50% ................        --         600
Term loan with interest rate of 9.34% ................        --          34
                                                          ------      ------
                                                           2,643         745
Less current portion .................................       977         162
                                                          ------      ------
                                                          $1,666      $  583
                                                          ======      ======

      Maturities of long-term debt are as follows (in thousands): 2000 -- $977; 2001 -- $861; 2002 -- $731 and 2003 -- $74.

8. STOCKHOLDERS' EQUITY

Issuance of Preferred Stock

      In June 1996, the Company authorized, issued and sold 1,000,000 shares of Series A convertible preferred stock at a sale price of $1.00 per share. During 1997 the Company authorized, issued and sold 595,706 shares of Series B convertible preferred stock at a sale price of $1.68 per share. Proceeds from the sale of such shares were designated for the use of general working capital, with the exception that no part of such proceeds could be used to reduce any outstanding indebtedness. In connection with the Merger discussed in Note 3, the holders of the Company's original Series A and B convertible preferred stock exchanged their shares for Series B and C mandatorily redeemable convertible preferred stock.

         The holders of the Company's Series A, B, C and D mandatorily redeemable convertible preferred stock (the Preferred Stock) were entitled to a per annum return of 5.65% for the Series A and 10.0% for the Series B, C and D of the original purchase price only in the event of a redemption of the Preferred Stock. The holders of the Preferred Stock had demand and piggy back registration rights, as defined.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         Holders of Preferred Stock had the option to convert such shares into shares of common stock on a 1:1 ratio. The conversion rate on a particular series of Preferred Stock was subject to an adjustment in the event that any additional common stock, or other shares convertible into common stock, are issued for a per share price less than the particular series conversion price. On the fifth anniversary of the issue date of each respective Series of Preferred Stock and, upon the one-time election of each of the holders of the shares of each respective Series of Preferred Stock, the Company was required to redeem all shares of each respective Series of Preferred Stock.

         The Preferred Stock voted on an as if converted basis.

Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock

      In September 1998, the Company sold 2,339,628 shares of Series D mandatorily redeemable convertible preferred stock, with the same preferences described above, to Safeguard Scientifics, Inc. (Safeguard) for $10,832,478. As part of Safeguard's investment, Safeguard also had the right, under certain conditions and with the Company's consent, to conduct an offering of the Company's common stock to Safeguard stockholders.

         Preferred Stock consisted of the following at December 31, 1998 and 1997 (in thousands, except per share data):

                                                                           Issued and
                                                                           Outstanding
                                                  Per Share                December 31,
                                                 Liquidation             ----------------
                                                    Value   Authorized    1998      1997
                                                   --------  ---------   ------    ------
Preferred Series
Series A ........................................   $ 2.83     1,574     1,385        --
Series B ........................................   $ 0.95     1,053     1,021     1,000
Series C ........................................   $ 1.68       596       596       596
Series D ........................................   $ 4.63     2,339     2,339        --
                                                               -----     -----     -----
                                                               5,562     5,341     1,596
                                                               =====     =====     =====

         Upon the closing of the Company's initial public offering in August 1999, all of the outstanding shares of mandatorily redeemable preferred stock were converted to shares of common stock on a one for one basis.

Reincorporation of the Company

         In connection with the DE Merger in July 1998, the Company amended its Articles of Incorporation to authorize 20,000,000 shares of Class A Common Stock ($.001 par value), 2,000,000 shares of Class B Common Stock ($.001 par value), 5,000,000 shares of Preferred Stock ($.001 par value) of which 2,000,000 shares were designated Series A Preferred Stock, 2,000,000 shares were designated Series B Preferred Stock, and 1,000,000 shares were designated Series C Preferred Stock. The Class B Common Stock was identical to the Class A Common Stock in all respects except that the Class B Common Stock was non-voting.

         In September 1998, the Company was reincorporated in Delaware. In connection with the reincorporation, the Company is authorized to issue 90,000,000 shares, $.001 par value, of common stock and 15,000,000 shares, $.001 par value, of preferred stock of which 5,561,499 shares had been designated as Series A, B, C and D as of December 31, 1998.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

Sale of Common Stock by Stockholders

         On July 1, 1998, certain officers and principal stockholders of the Company sold an aggregate of 300,000 shares of their holdings of Company common stock for $1,050,000, or $3.50 per share, to certain holders of the Company's mandatorily redeemable convertible preferred stock.

Purchase of Common Stock (Treasury Stock) and Preferred Stock from Stockholders

         In September 1998, contemporaneous with the Safeguard investment as described above, the Company purchased 1,039,311 shares of common stock for $4,811,994, or $4.63 per share and 188,824 shares of Series A mandatorily redeemable convertible preferred stock and 31,579 shares of Series B mandatorily redeemable convertible preferred stock for $1,020,466, or $4.63 per share from certain officers and principal stockholders of the Company.

Initial Public Offering

         In August 1999, the Company completed its Initial Public Offering of securities and issued a total of 4,865,848 shares of common stock at $10.00 per share (including a total of 692,250 shares issued to the underwriters upon exercise of the option which the Company had granted to them solely to cover overallotments). An additional 441,402 shares were sold by existing stockholders at $10.00 per share. Upon the initial closing of the public offering, all 5,341,096 of the outstanding shares of mandatorily redeemable convertible preferred stock were converted to 5,341,096 shares of common stock. Proceeds to the Company from its Initial Public Offering net of underwriting discounts and costs of the offering were approximately $44.5 million. The Company used a total of $2.9 million of the net proceeds to repay all outstanding debt under its line of credit and term loan.

9. LEASES

         The Company maintains operating and administrative offices in California, New York, New Jersey, Pennsylvania and Washington D.C. The Company also leases certain equipment under operating and capital leases. Total rent expense under operating leases amounted to $2,513,000, $1,239,000 and $213,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         Future minimum payments under non-cancelable leases are as follows (in thousands):

                                               Capital         Operating
Year Ending December 31,                        Leases           Leases
------------------------                       --------        --------
   2000 ...............................         $ 1,275         $ 3,956
   2001 ...............................           1,040           5,159
   2002 ...............................             789           5,150
   2003 ...............................              77           5,027
   2004 ...............................              --           4,203
Thereafter ............................              --          31,039
                                                -------         -------
Total minimum lease payments ..........           3,181         $54,534
                                                                =======
Amount representing interest ..........             538
                                                -------
Present value of minimum lease payments         $ 2,643
                                                =======

         At December 31, 1999, equipment included assets under capitalized lease obligations of $2,717,000 less accumulated amortization of $293,000.

10. INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                                   December 31,
                                                                             ------------------------
                                                                              1999             1998
                                                                             -------         --------
   Deferred Tax Assets:
    Book depreciation in excess of tax depreciation ................         $    53          $     2
    Net operation loss carryforwards ...............................           3,880            2,758
    Reserves and accruals not currently deductible for tax purposes              697              143
    Amortization ...................................................             512               42
    Other ..........................................................             308                5
                                                                             -------          -------
                                                                               5,450            2,950
    Valuation allowance ............................................          (5,450)          (2,950)
                                                                             -------          -------
Net deferred tax assets ............................................         $    --          $    --
                                                                             =======          =======

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 1998.

         At December 31, 1999, the Company had approximately $9.9 million of Federal net operating loss carryforwards available to offset future Federal taxable income. These Federal net operating loss carryforwards will expire between 2010 and 2019, if not utilized. The Company also has state tax net operating losses in various states of approximately $8.3 million. These state net operating losses will expire through the year 2019 if not utilized.

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

11. OTHER INVESTMENTS

         During 1999 and 1997, the Company obtained common stock of two separate and unrelated early stage companies, as part of the consideration received for services rendered by the Company. The Company accounts for these investments under the cost method of accounting with no carrying value.

12. EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan provides for discretionary employer contributions to eligible employees. The Company's contribution to the plan was $244,000, $50,000 and $29,000 for the years ended December 31, 1999, 1998 and
1997 respectively.

         The Company also maintains an employee profit sharing plan pursuant to section 401(k) of the Internal Revenue Code, under which most full-time employees may participate after completing one full year of employment. Annual contributions are based on (in part but not limited to) the profitability of the Company and are made at the sole discretion of the Board of Directors of the Company. There were no contributions in the years ended December 31, 1999, 1998 and 1997.

13. STOCK OPTION PLANS

         The Company has four stock option plans currently in effect under which future grants may be issued: the 1998 Performance Incentive Stock Option Plan (the 1998 Incentive plan), the 1998 Stock Option Plan (the 1998 Plan), the 1997 Stock Option Plan (the 1997 Plan) and the 1996 Stock Option Plan (the 1996 Plan, collectively the Plans).

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         The Company adopted the 1998 Incentive Plan effective September 21, 1998. The 1998 Incentive Plan authorizes the grants of options to purchase up to 3,000,000 shares of authorized but unissued common shares. At December 31, 1999, 1,241,500 options under the 1998 Incentive Plan have been granted to employees of the Company at prices ranging between $9.25 and $46.31, the estimated fair value of the Company's common stock at the date of grant. Of these options, 95,500 have been cancelled and 59,000 are currently exercisable. These options will become exercisable in 2000 through 2003.

         The Company adopted the 1998 Plan effective July 2, 1998 and amended September 22, 1998. The 1998 Plan authorizes the grants of options to purchase up to 1,397,236 shares of authorized but unissued common shares. At December 31, 1999 and 1998, 1,544,633 and 156,850 options respectively, under the 1998 Plan have been granted to employees of the Company at prices ranging between $3.50 and $41.28, the estimated fair value of the Company's common stock at the date of grant. Of these options, 31,272 were exercised, 205,425 have been cancelled and 129,702 are currently exercisable. The options will become exercisable in 2000 through 2002.

         The Company adopted the 1997 Plan effective January 1, 1997 and amended on September 22, 1998. The 1997 Plan authorizes the grants of option to purchase up to 600,000 shares of authorized but unissued common shares. At both December 31, 1999 and 1998, 581,757 options have been granted to employees of the Company at prices ranging between $1.50 and $4.63, the estimated fair value of the Company's common stock at the date of grant. Of these options, 211,246 were exercised, 151,209 have expired and been cancelled, 126,609 are currently exercisable and the remaining options will become exercisable in 2000 through 2001.

         As a result of the Company's merger with Digital Evolution, Inc. as discussed in Note 3, the Company adopted the 1996 Plan effective July 2, 1998, and amended September 22, 1998. Outstanding Digital Evolution stock options were converted into options to acquire approximately 1,043,945 Company shares at price of $2.50 to $3.24 per share. The 1996 Plan authorized the grants of options to purchase up to 1,054,688 shares of authorized but unissued common shares. At both December 31, 1999 and 1998, 1,043,945 options under the 1996 Plan have been granted to employees of the Company, of which 120,766 have been exercised and 195,445 have expired and have been cancelled. Of these options, 714,777 are currently exercisable and the remaining options will become exercisable in 2000. No additional options may be granted under the 1996 Plan.

         Stock options are to be granted with an exercise price at least equal to the stock's fair market value at the date of grant. The Plans permit the granting of options with exercise periods of no more than 10 years from the date of grant, with further stipulations that no options may be granted after the tenth anniversary of the adoption of the Plans. Options granted vest and become exercisable equally over four years from the date of grant unless such vesting period is accelerated by the approval of the Compensation Committee of the Board of Directors. Information with respect to options granted under the Plans is as follows:

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                                                                     Weighted Average
                                                       Shares         Exercise Price
                                                     ----------       --------------
Outstanding at January 1, 1997 .............                 --              --
   Options granted .........................            224,275          $ 1.50
   Options exercised .......................                 --              --
   Options cancelled .......................             (2,425)           1.50
                                                     ----------          ------
Outstanding at December 31, 1997 ...........            221,850          $ 1.50
   Options granted .........................            514,332            3.78
   Options exercised .......................             (4,203)           1.50
   Options cancelled .......................           (171,940)           1.99
   Converted Digital Evolution Stock Options          1,043,945            2.47
                                                     ----------          ------
Outstanding at December 31, 1998 ...........          1,603,984          $ 2.81
                                                     ----------          ------
   Options granted .........................          2,629,283           15.31
   Options exercised .......................           (359,081)           3.04
   Options cancelled .......................           (473,214)           6.50
                                                     ----------          ------
Outstanding at December 31, 1999 ...........          3,400,972          $11.94
                                                     ==========          ======


   The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                          Options Outstanding                                     Options Exercisable
                             ------------------------------------------------------------  ---------------------------------
                                                       Weighted Average                         Number
                                      Number              Remaining           Weighted        Outstanding         Weighted
       Exercise Price              Outstanding           Contractual           Average      at December 31,        Average
           Range              at December 31, 1999      Life (in years)    Exercise Price        1999          Exercise Price
         ----------          --------------------     -----------------    --------------   --------------     --------------
     $1.50 to 3.50............       909,698                 7.6             $  2.47            808,362          $   2.43
     $3.85 to 5.00............       667,574                 9.1             $  4.89            113,726          $   4.60
     $9.25 to 11.00...........       944,350                 9.4             $  9.64             87,500          $   9.45
     $18.13 to 26.69..........       550,500                 9.7             $ 22.37             13,000          $  22.94
     $33.47 to 46.31..........       328,850                 9.9             $ 41.56              7,500          $  33.47
                                   ---------                ----              -------          ---------          --------
                                   3,400,972                 9.0             $ 11.94          1,030,088          $   3.75
                                   =========                ====             =======          =========          ========

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

      The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized pursuant to SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                        1999          1998           1997
                                                                                    --------      --------        --------
Net loss attributable to common stockholders.....................    As reported   $ (15,305)     $ (9,068)        $ (290)
                                                                       Pro forma     (18,234)       (9,507)          (363)
Basic and diluted loss per common share..........................    As reported   $   (1.19)     $  (1.36)        $ (.06)
                                                                       Pro forma       (1.42)        (1.43)          (.08)

      The per share weighted-average fair value of stock options issued by the Company during 1999, 1998 and 1997 was $15.31, $.85 and $.56, respectively.

      The following range of assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                                                                 1999           1998                1997
                                                                               --------       --------            --------
Dividend yield.........................................................              0%             0%                  0%
Expected volatility....................................................            100%             0%                  0%
Average expected option life...........................................         4 years        5 years             5 years
Risk-free interest rate................................................           5.49%          5.25%               6.00%

14. SEGMENT AND MAJOR CUSTOMER INFORMATION

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements. The Company operates in a single industry segment, Internet professional services.

      The Company had five customers representing 54% of accounts receivable at December 31, 1999 and seven customers representing 53% of accounts receivable at December 31, 1998.

      For the years ended December 31, 1999, 1998 and 1997, 48%, 36% and 40% respectively, of the Company's revenue was generated from its top five customers.

      The Company performs its services primarily in North America, Asia-Pacific and Europe as follows (in thousands):

                                                                    Years Ended December 31,
                                                           ------------------------------------------
                                                             1999            1998               1997
                                                           -------         --------            ------
North America............................................. $ 32,788          $ 12,535            $ 6,061
Asia-Pacific..............................................    2,150             1,001                 --
Europe ...................................................      317               100                 --
                                                           --------          --------            -------
                                                           $ 35,255          $ 13,636            $ 6,061
                                                           ========          ========            =======

15. RELATED PARTY TRANSACTIONS

      The Company and Exist Corporation (formerly known as Juggernaut Partners,
LLC), Interactive Video Technologies, Inc. (IVT), and Chromazone, LLC (Chromazone) are related parties because a common shareholder holds a material ownership interest in the Company, Exist, IVT and Chromazone. The Company provided professional services to all of these entities during the years ended December 31, 1999 and 1998.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         The price of these services were negotiated on an arm's length basis and amounted to $8.9 million for the year ended December 31, 1999, and $703,00 for December 31, 1998. Accounts receivable from these services was $3.5 million at December 31, 1999, and $691,000 at December 31, 1998.

         In connection with the Safeguard investment in 1998, the Company and Safeguard entered into an administrative services agreement which requires the Company to pay Safeguard $50,000 per year. Such services will include consultation in regard to general management, investor relations, legal services and tax research and planning.

16. COMMITMENTS

         The Company has an employment agreement with its Chairman which provides for a yearly base salary of $235,000 through July 2, 2000, which will renew for a period of one year unless notice is given by the non-renewing party within 30 days. Additionally, the Company has an employment agreement with its President and Chief Executive Officer which provides for a yearly base salary of $235,000 through July 30, 2000, which will renew for a period of one year unless notice is given by the non-renewing party within 30 days. There are no severance provisions for these employment agreements, and the Company may terminate the employees for cause as defined in the agreements.

17. LITIGATION

         The Company is a party to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

18. UNAUDITED QUARTERLY OPERATING RESULTS

         The following table presents the Company's unaudited historical quarterly statement of operations. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

         The results of operations of Digital Evolution have been consolidated with our results since the beginning of the quarter ended September 30, 1998.

                                                                       Three Months Ended
                                         -------------------------------------------------------------------------------------
                                         Mar. 31,    Jun. 30,  Sept. 30,   Dec. 31,   Mar. 31,   Jun. 30,  Sept. 30,  Dec. 31,
                                           1998       1998       1998       1998       1999        1999      1999       1999
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (in thousands, unaudited)
Statement of Operations Data:
Revenue .............................    $  2,378   $  2,546   $  4,554   $  4,158   $  6,123   $  7,641   $  9,887   $ 11,604
Operating costs and expenses:
   Project personnel and
     related expenses ...............       1,249      1,424      2,412      2,320      3,071      4,181      5,521      5,914
   Management and administrative ....         690      1,200      2,747      3,239      2,683      3,921      5,007      5,759
   Marketing and sales ..............         351        490        623        590        723        728      1,013      1,067
   Depreciation and amortization ....          91        123      2,181      2,197      2,496      2,597      2,680      2,737
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Total operating expenses ......       2,381      3,237      7,963      8,346      8,973     11,427     14,221     15,477
                                         --------   --------   --------   --------   --------   --------   --------   --------
Loss from operations ................          (3)      (691)    (3,409)    (4,188)    (2,850)    (3,786)    (4,334)    (3,873)
Other income (expense), net .........         (17)       (12)       (76)       (47)       (92)       (90)       215        423
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net loss ............................         (20)      (703)    (3,485)    (4,235)    (2,942)    (3,876)    (4,119)    (3,450)
Accretion of mandatorily redeemable
  preferred stock to redemption value          --         --       (251)      (374)      (374)      (374)      (168)        --
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net loss attributable to
  common stockholders ...............    $    (20)  $   (703)  $ (3,736)  $ (4,609)  $ (3,316)  $ (4,250)  $ (4,287)  $ (3,450)
                                         ========   ========   ========   ========   ========   ========   ========   ========
Basic and diluted loss per
   common share .....................    $     --   $   (.15)  $   (.41)  $   (.57)  $   (.40)  $   (.47)  $   (.30)  $   (.18)
                                         ========   ========   ========   ========   ========   ========   ========   ========

Weighted average shares
   outstanding used in the basic
   and diluted per common share
   calculation...................          4,737       4,737      9,020      8,085      8,249     9,037      14,414    19,409

19. SUBSEQUENT EVENTS

   Acquisition (unaudited)

      In February 2000, the Company entered into a definitive merger agreement to acquire by merger (the Merger) Soft Plus, Inc. (Soft Plus), a privately-held e-solutions company. The Merger closed on March 8, 2000, and the Company issued and paid to the Soft Plus shareholders 3.4 million shares of the Company's common stock and 1.4 million options to acquire shares of the Company's common stock with an estimated combined fair value of $262 million, $20 million in cash paid at closing and a one year $80 million note bearing interest at 6.2% due to the selling shareholders. The Merger will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the fair value of the net assets acquired and liabilities assumed.

      The balance of the purchase price will be allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

    Public Offering (unaudited)

      In February 2000, the Board of Directors authorized the filing of registration statement with the Securities and the Exchange Commission with respect to an offering of its common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Reference is made to the information regarding directors of the Company set forth in the definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders (which the Company anticipates will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1999) (the "Proxy Statement") under the caption "Election of Directors," and to the information set forth in Part I, Item 4A of this Annual Report on Form 10-K regarding executive officers of the Company under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

         Reference is made to the information set forth in the Proxy Statement under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Reference is made to the information set forth in the Proxy Statement under the caption "Ownership of U.S. Interactive, Inc. Stock."

Item 13.  Certain Relationships and Related Transactions.

         Reference is made to the information set forth in the Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as a part of this Report:

(1)      Consolidated Financial Statements

          The Consolidated Financial Statements and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

(2)      Financial Statement Schedule

                         Report of Independent Auditors

The Board of Directors and Shareholders
U.S. Interactive, Inc.

Under date of February 9, 2000, we reported on the consolidated balance sheets of U.S. Interactive, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
February 9, 2000



         The following financial statement schedule of U.S. Interactive, Inc. for each of the years ended December 31, 1997, 1998 and 1999, should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

              Accounts Receivable           Balance at      Charged to
                 Allowance for              Beginning       Costs and        Writeoffs/        Balances at
              Doubtful Accounts              of Year        Expenses         Deductions        End of Year
              -----------------              --------       --------         ----------        -----------
For the year ended December 31, 1997........  $40,000       $157,539        $   (45,264)         $152,275
For the year ended December 31, 1998........  152,275        606,894           (233,133)          526,036
For the year ended December 31, 1999........  526,036        588,320         (1,039,356)           75,000

         Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

         (3) Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1 through 10.8, 10.10 through 10.13 and 10.17f are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

Number          Notes       Description
------          -----       -----------

       3.1      (A)         Amended and Restated Certificate of Incorporation

       3.2      (A)         Amended and Restated Bylaws

       4.1                  See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining rights of holders of Common Stock

       4.3      (A)         Second Amended and Restated Investors' Rights Agreement dated as of July 2, 1998

       4.4                  See Exhibit 10.17c provisions relating to certain registration rights granted to former Soft
                            Plus shareholders

      10.1      (B)         2000 Performance Incentive Plan

      10.2      (A)         1998 Performance Incentive Plan and form of Stock Option Agreement

      10.3      (A)         1998 Stock Option Plan and forms of Stock Option Agreement and Stock  Purchase Agreement

      10.4      (A)         1997 Stock Option Plan and forms of Stock Option Agreement  and Stock Purchase Agreement

      10.5      (A)         1996 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement

      10.6      (B)         1999 Stock Plan of Soft Plus

      10.7      (B)         1999 Stock Option Plan of Soft Plus

      10.8      (B)         1997 Stock Option Plan of Soft Plus

      10.9      (A)         Lease Agreement, dated May 14, 1998, between U.S. Interactive, Inc. and BET Investments II,
                            L.P

      10.10     (A)         Employment Agreement, dated July 2, 1998, between U.S. Interactive, Inc. and Eric Pulier

      10.11     (A)         Employment Agreement, dated July 30, 1999, between U.S. Interactive, Inc. and Stephen T.
                            Zarrilli

      10.12     (A)         Severance Agreement, dated May 18, 1999, between U.S. Interactive, Inc. and Richard J.
                            Masterson

      10.13     (A)         Severance Agreement, dated February 26, 1999, between U.S. Interactive, Inc. and Larry W.
                            Smith


Number          Notes       Description
------          -----       -----------

      10.14     (A)         Lease Agreement, dated March 30, 1999, between U.S. Interactive, Inc. and Norton Plaza
                            Associates

      10.15     (A)         Professional Services and Consulting Agreement, dated as of January 6, 1999, by and between
                            U.S. Interactive, Inc. and Juggernaut Partners LLC (now known as Exist Corporation), certain portions of which have been omitted based upon a request for confidential treatment.  The omitted portions have been separately filed with the Commission

      10.16a    (A)         Letter agreement between U.S. Interactive, Inc. and Chromazone LLC, dated April 6, 1999

      10.16b    (B)         Professional Services and Consulting Agreement dated September 1, 1999, by and between U.S.
                            Interactive, Inc. and Chromazone LLC

      10.17a    (B)         Agreement and Plan of Merger dated February 1, 2000, by and among U.S. Interactive, Inc.,
                            First Acquisition Co. (now known as U.S. Interactive Corp. (Delaware)), Soft Plus, Inc.,
                            Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande and O.P. Srinivasan

      10.17b    (B)         Non-Negotiable Note, dated March 8, 2000, in the original principal amount of $80,000,000 by U.S. Interactive, Inc., in favor of Mohan Uttarwar as agent for the former Soft Plus
                            Shareholders

      10.17c    (B)         Registration Rights Agreement dated March 8, 2000, by and between U.S. Interactive, Inc., and certain stockholders of U.S. Interactive, Inc. owning more than 50,000 shares of the common stock of U.S. Interactive, Inc. acquired in the merger with the subsidiary of U.S.
                            Interactive, Inc., First Acquisition Co. (now known as U.S. Interactive Corp. (Delaware))
                            who delivered Lock-up and Mark-out Agreements to U.S. Interactive, Inc., in connection with the merger.

      10.17d    (B)         Escrow Agreement, dated March 8, 2000, by and among Soft Plus, Inc., U.S. Interactive,
                            Inc., First Acquisition Co. (now known as U.S. Interactive Corp. (Delaware)), Mohan
                            Uttarwar, on behalf of the Soft Plus Shareholders, and The Chase Manhattan Trust Company,
                            National Association

      10.17e    (B)         Form of Lock-up and Market-out Letter Agreement delivered by each former Soft Plus, Inc.
                            shareholder who received 50,000 or more shares of common stock in the triangular merger among Soft Plus, Inc., First Acquisition Co. (now known as U.S. Interactive Corp.
                            (Delaware)), and U.S. Interactive, Inc. and desired to enter a Registration Rights Agreement with U.S. Interactive, Inc. in connection with the merger.

      10.17f    (B)         Employment Agreement, dated March 8, 2000, by and between U.S. Interactive, Inc. and Mohan
                            Uttarwar

      21.1                  Subsidiaries of Registrant

      23.1                  Consent of KPMG LLP, independent public accountants

      27.1                  Financial Data Schedule

(A) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-78751).

(B) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-32224).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)      Exhibits.

         See the response to Item 14(a)(3) above.

(d)      Financial Statement Schedules.

         The financial statement schedule required to be filed is listed in the response to Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                     U.S. Interactive, Inc.
                                     (Registrant)

                                     By: /s/ Stephen T. Zarrilli
                                         -------------------------------------
                                         Stephen T. Zarrilli
                                         Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

Name                                     Capacity
----                                     --------
/s/ Eric Pulier                          Director, Chairman of the Board
------------------------------------
Eric Pulier

/s/ Stephen T. Zarrilli                  Director, Chief Executive Officer and President
------------------------------------     (principal executive officer)
Stephen T. Zarrilli

/s/ Philip L. Calamia                    Senior Vice President and Chief Financial Officer
------------------------------------     (principal financial and accounting officer)
Philip L. Calamia

/s/ Mohan Uttarwar                       Director, President of subsidiary U.S. Interactive
------------------------------------     Corp. (Delaware)
Mohan Uttarwar

/s/ Robert E. Keith, Jr.                 Director
------------------------------------
Robert E. Keith, Jr.

/s/ John D. Shulman                      Director
------------------------------------
John D. Shulman

/s/ E. Michael Forgash                   Director
------------------------------------
E. Michael Forgash

/s/ John H. Klein                        Director
------------------------------------
John H. Klein

/s/ William C. Jennings                  Director
------------------------------------
William C. Jennings

/s/ Robert V. Napier                     Director
------------------------------------
Robert V. Napier