Form 10-Q
period 2000-03-31
U S INTERACTIVE INC/PA
filed 2000-05-15
CIK 1086637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                          Yes    X          No
                               -----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,520,925 shares of common stock, $.001 par value per share, as of April 30, 2000.

                     U.S. Interactive, Inc. and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements
                                                                                                          Page No.
                                                                                                          --------
              Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999.....         1

              Consolidated Statements of Operations for the three months ended March 31, 2000
                and 1999 (Unaudited).................................................................         2

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999
                (Unaudited)..........................................................................         3

              Notes to Condensed Consolidated Financial Statements...................................         4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................         8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............................        13



PART II. OTHER INFORMATION

Item 1.       Legal Proceedings .....................................................................        14

Item 2.       Changes in Securities and Use of Proceeds..............................................        15

Item 6.       Exhibits and Reports on Form 8-K.......................................................        16

              SIGNATURES.............................................................................        18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


PART I. FINANCIAL INFORMATION

                                                                   March 31,       December 31,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)
                      Assets
Current assets:
     Cash and cash equivalents...........................         $   9,227          $  34,130
     Accounts receivable (net of allowance of $336 in
         2000 and $75 in 1999)...........................            26,877             12,274
     Fees and expenditures in excess of billings.........             1,455                353
     Prepaid expenses and other current assets...........             2,886              2,383
                                                                  ---------          ---------

          Total current assets ..........................            40,445             49,140

Furniture and equipment, net.............................             8,907              5,451
Goodwill and other intangibles, net......................           364,390              5,988
Deferred offering costs..................................               249                  -
Other assets.............................................             2,056              1,699
                                                                  ---------          ---------

Total Assets ............................................         $ 416,047          $  62,278
                                                                  =========          =========

         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .....................................         $   4,981          $   2,641
   Accrued expenses and other liabilities................            14,462              5,164
   Notes payable-shareholders............................            80,000                  -
   Notes payable-bank....................................             6,150                  -
   Current portion of long-term debt.....................             1,177                977
   Billings in excess of fees and expenditures ..........             3,169              1,854
   Deferred revenue......................................               557                  -
                                                                  ---------          ---------

         Total current liabilities.......................           110,496             10,636

Long-term debt, net of current portion...................             2,415              1,666
                                                                  ---------          ---------

Total Liabilities........................................           112,911             12,302

Stockholders' Equity
Preferred stock, $.001 par  value, 15,000,000 shares
   authorized, none issued or outstanding in 1999........                 -                  -

Common Stock $.001 par value, 90,000,000 shares
   authorized, $.001 par value 24,191,825 shares issued
   in 2000 (unaudited), 20,551,192 shares issued in
   1999..................................................                24                 21

Additional paid in capital...............................           343,065             80,581
Deferred stock compensation..............................              (659)              (831)

Treasury stock, 1,062,709 shares, at cost................            (5,055)            (5,055)
Accumulated deficit......................................           (34,239)           (24,740)
                                                                  ---------          ---------

Total Stockholders' Equity...............................           303,136             49,976
                                                                  ---------          ---------

Total Liabilities and Stockholders' Equity...............         $ 416,047          $  62,278
                                                                  =========          =========

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   2000              1999
                                                                                   ----              ----
                                                                                (unaudited)      (unaudited)
Revenue .........................................................               $  18,550         $  6,123

Operating Costs and Expenses:
     Project personnel and related expenses .....................                   8,185            3,071
     Management and administrative ..............................                   7,422            2,683
     Research and development ...................................                     190               --
     Selling and marketing ......................................                   2,345              723
     Depreciation and amortization ..............................                   7,569            2,496
                                                                                ---------         --------

       Total operating expenses .................................                  25,711            8,973
                                                                                ---------         --------

Operating loss ..................................................                  (7,161)          (2,850)

Other Income (Expense):
     Interest expense ...........................................                    (447)            (118)
     Interest income ............................................                     393               26
                                                                                ---------         --------

Loss before extraordinary item ..................................                  (7,215)          (2,942)
      Extraordinary item - loss from early extinguishment
        of debt .................................................                  (2,284)              --
                                                                                ---------         --------

Net loss ........................................................                  (9,499)          (2,942)

Accretion of mandatorily redeemable preferred stock to
      redemption value...........................................                      --             (374)
                                                                                ---------         --------
Net loss attributable to common stockholders ....................               $  (9,499)        $ (3,316)
                                                                                =========         ========

Basic and diluted loss per share before extraordinary item and before accretion of mandatorily redeemable preferred stock
      to redemption value .......................................               $    (.35)        $   (.36)

Basic and diluted loss per share for extraordinary item..........               $    (.11)              --
                                                                                ---------         --------
Basic and diluted loss per share before accretion of mandatorily
      redeemable preferred stock to redemption value ............               $    (.46)        $   (.36)
                                                                                =========         ========

Basic and diluted loss per share attributable to common
      stockholders ..............................................               $    (.46)        $   (.40)
                                                                                =========         ========

Weighted average shares outstanding used in the loss per common share calculation:
Basic and diluted ...............................................                  20,507            8,249

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Three Months Ended March 31,
                                                                        2000              1999
                                                                        ----              ----
                                                                     (unaudited)       (unaudited)
Cash flows from operating activities:
     Net loss.................................................       $  (9,499)      $  (2,942)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
      Amortization of deferred stock compensation and other
        non-cash charges......................................           1,739              77

      Depreciation and amortization ..........................           7,569           2,496
      Changes in operating assets and liabilities, net of
         effects of acquisitions:
         Increase in accounts receivable......................          (7,140)         (3,571)
         Decrease in fees and expenditures in excess of
           billings ..........................................             519              33
         Increase in prepaid expenses and other current
           assets ............................................            (606)            (27)
         Increase in accounts payable and accrued expenses  ..           6,099             984
         Increase in billings in excess of fees and
           expenditures ......................................           1,314           1,787
                                                                      --------       ---------


     Net cash used in operating activities  ..................              (5)         (1,163)
                                                                      --------       ---------

Cash flows from investing activities:
     Purchase of furniture and equipment......................          (2,401)           (329)
     Acquisition, net of cash acquired .......................         (25,426)             36
     Other....................................................            (242)             23
                                                                      --------       ---------


     Net cash used in investing activities....................         (28,069)           (270)
                                                                      --------       ---------

Cash flows from financing activities:
     Net proceeds from equipment financing....................             401             545
     Net (repayments) borrowings under bank line of credit....           2,545            (631)
     Repayment of stockholder loans...........................               -              (7)
     Net proceeds from the exercise of stock options..........             474             155
     Deferred offering costs..................................            (249)             --
                                                                      --------       ---------

     Net cash provided by financing activities................           3,171              62
                                                                      --------       ---------


     Net decrease in cash and cash equivalents ...............         (24,903)         (1,371)

     Cash and cash equivalents, beginning of period...........          34,130           3,698
                                                                      --------       ---------

     Cash and cash equivalents, end of period.................        $  9,227       $   2,327
                                                                      ========       =========


       Supplemental disclosure of cash flow information:
          Cash paid for interest .............................           $  74          $  110
                                                                      ========       =========

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

         The interim condensed consolidated financial statements of U.S. Interactive, Inc. (the Company) for the three months ended March 31, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999, and the results of its cash flows for the three months ended March 31, 2000 and 1999.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         The Company is a leading Internet professional services firm focused on providing e2e SolutionsSM to Global 2000 organizations. e2e solutions utilize Internet, wireless and broadband technologies to enable organizations to fully leverage their information resources to effectively communicate, share knowledge and conduct business transactions with key constituencies such as employees, customers, suppliers and partners. When developing our solutions, we draw upon our expertise in Internet strategy consulting, application development, digital brand creation, security and enterprise application integration.

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

Principles of Consolidation

         The accompanying consolidated financial statements include the financial statements of the Company and its three wholly owned subsidiaries, Web Access, Inc., U.S. Interactive Corp. (Delaware) and U.S. Interactive (Canada), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Offering Costs

         As of March 31, 2000 specific incremental costs directly attributable to the Company's public offering process have been deferred. These costs will be charged against additional paid-in-capital during the quarter ending June 30, 2000 in connection with the consummation of the offering.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.  ACQUISITIONS

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

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the next two year period in order for the restricted shares to be released. If an employee leaves the Company during the two-year period all unvested shares for such employee are forfeited. As of March 31, 2000, no shares have been forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that will be amortized over the two-year period. The historical results of operations of InVenGen, LLC are not material to the Company.

         On March 8, 2000, the Company acquired by merger (the Merger) Soft Plus, Inc. (Soft Plus), a privately-held e-solutions company. The Company paid to the Soft Plus shareholders 3.4 million shares of the Company's common stock and 1.4 million options to acquire shares of the Company's common stock with an estimated combined fair value of $262 million, $20 million in cash paid at closing and an unsecured $80 million note bearing interest at 6.2% due to the selling shareholders to be paid upon the earlier of one year or the receipt by the Company of not less than $80 million from the net proceeds of public offerings of the Company's common stock. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

2. ACQUISITIONS - (Continued)


         The following table reflects unaudited pro forma combined results of operations of the Company and Soft Plus on the basis that the acquisition had taken place at the beginning of 1999 (in thousands, except per share data).

                                                                Three Months Ending           Three Months Ending
                                                                     March 31,                     March 31,
                                                                       2000                          1999
                                                                       ----                          ----
Revenue  .................................................           $24,891                       $ 11,554
Net loss attributable to common stockholders..............           (29,234)                       (22,572)
Basic and diluted loss per common share...................          $  (1.27)                      $  (1.94)

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or of future operations of the combined companies under the ownership and management of the Company.

3. REVOLVING CREDIT FACILITY

         In March 2000, the Company entered into a revolving credit facility with a commercial bank which provides for maximum borrowings of $15 million. Interest is charged at the bank's prime lending rate plus 0.50%. On March 31, 2000 there were outstanding borrowings of $6.0 million at an interest rate of 8.75%. The line is collateralized by substantially all of the Company's assets and expires on December 7, 2000; however, if we repay in full the $80 million note issued in the Merger prior to that date, the line of credit will expire on March 21, 2001.

4. LITIGATION

The Company is a party to legal proceedings and claims. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

5. EXTRAORDINARY ITEM

         On March 21, 2000, the Company repaid all of the outstanding debt acquired in the Soft Plus merger (note 2). The early extinguishment of this debt resulted in an extraordinary charge of $2.3 million that consisted of $1.8 million of deferred financing costs and a $500,000 early termination fee.

6. PUBLIC OFFERING

         In April 2000, the Company completed a public offering of securities and issued a total of 2,274,567 shares of common stock at $19.63 per share. An additional 225,433 shares were sold by existing stockholders at $19.63 per share. Proceeds to the Company from its public offering net of underwriting discounts and costs of the offering were approximately $41.8 million. The Company used a total of $6.0 million of the net proceeds to repay all debt then outstanding under its line of credit (note 3).

         The following unaudited pro forma consolidated balance sheet sets forth the financial position of the Company as of March 31, 2000 as if the public offering had closed and all proceeds were received on March 31, 2000 and all offering related expenses had been accrued or paid.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                      (In thousands, except per share data)

                                                                                                  March 31, 2000
                                                                     March 31,       Pro forma       Pro Forma
                                                                 2000 (unaudited)   Adjustments     (unaudited)
                                                                 ----------------   -----------     -----------
                  Assets
Current assets:
     Cash and cash equivalents................................    $    9,227           $35,967      $ 45,194
     Accounts receivable (net of allowance of $336 in 2000)...        26,877                          26,877
     Fees and expenditures in excess of billings .............         1,455                           1,455
     Prepaid expenses and other current assets................         2,886                 -         2,886
                                                                  ----------           -------      --------
        Total current assets..................................        40,445            35,967        76,412
Furniture and equipment, net..................................         8,907                           8,907
Goodwill, net ................................................       364,390                         364,390
Deferred offering costs.......................................           249              (249)            -
Other assets..................................................         2,056                 -         2,056
                                                                  ----------           -------      --------
Total Assets..................................................    $  416,047           $35,718      $451,765
                                                                  ==========           =======      ========

         Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable.........................................    $    4,981                        $  4,981
     Accrued expenses and other liabilities...................        14,462                          14,462
     Notes payable-shareholders...............................        80,000                          80,000
     Notes payable-bank.......................................         6,150           $(6,000)          150
     Current portion of long-term debt........................         1,177                           1,177
     Billings in excess of fees and expenditures..............         3,169                 -         3,169
     Deferred revenue.........................................           557                 -           557
                                                                  ----------           -------      --------
     Total current liabilities................................       110,496            (6,000)      104,496

Long-term debt, net of current portion........................         2,415             -             2,415
                                                                  ----------           -------      --------

Total Liabilities.............................................       112,911            (6,000)      106,911

Stockholders' equity:
Commonstock, $.001 par value, 90,000,000 shares authorized,
      24,191,825 shares issued in 2000 (unaudited) and
      26,466,392 issued pro forma: ...........................            24                 2            26
Additional paid in capital ...................................       343,065            41,716       384,781
Deferred stock compensation...................................          (659)                -          (659)
Treasury stock, 1,062,709 shares, at cost.....................        (5,055)                         (5,055)
Accumulated deficit  .........................................       (34,239)                -       (34,239)
                                                                  ----------           -------      --------

Total Stockholders' Equity....................................       303,136            41,718       344,854
                                                                  ----------           -------      --------

Total Liabilities and Stockholders' Equity....................    $  416,047           $35,718      $451,765
                                                                  ==========           =======      ========

                                       7

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

         When used in this Report, the words "anticipate, "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including: changes in general economic and business conditions and those in the Internet professional services market in particular; changes in Internet-related technologies; actions of competitors; the extent to which we are able to expand our business into new markets; our inability to effectively manage our growth (including growth through acquisitions), including problems which may arise in integrating acquired businesses into the Company's operations and in achieving satisfactory operating results from the acquired businesses; the level of demand for our services; changes in our business strategies; Year 2000 issues including those affecting the Company or its clients; our inability to obtain financing when required and other factors discussed under the caption "Risk Factors" in our prospectus dated April 12, 2000.

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

       Approximately 39% of our revenue for the three months ended March 31, 2000 was derived from fixed-fee arrangements. The percentage of our revenue that is derived from fixed-fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

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

         In March 2000, we acquired by merger (the Merger) Soft Plus, a provider of e-CRM solutions. We paid to the Soft Plus shareholders in the Merger: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and
(iii) an unsecured $80 million note due to the former shareholders of Soft Plus to be paid upon the earlier of one year or the completion of a public offering of the Company's common stock. In addition, we assumed the stock options which were outstanding under Soft Plus' stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:
                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2000            1999
                                                        ----            ----
Net revenues....................................         100%           100%

Operating expenses:
         Project personnel and related expenses.          44             50
         Management and administration..........          40             44
         Research and development .............            1              -
         Marketing and sales....................          13             12
         Depreciation and amortization .........          41             41
                                                       -----          -----
         Total operating expenses...............         139            147
                                                       -----          -----
Loss from operations............................         (39)           (47)
Other income (expense), net.....................           -            (1)
                                                       -----          -----
Loss before extraordinary item..................         (39)           (48)
Extraordinary item-loss from early
         extinguishment of debt.................         (12)             -
                                                       -----          -----
Net loss .......................................         (51%)          (48%)
                                                       =====          =====

         Revenue. Revenue increased $12.4 million, or 203%, to $18.5 million for the three months ended March 31, 2000, from $6.1 million for the three months ended March 31, 1999. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the acquisition of Soft Plus, Inc. (Soft
Plus) which was effective March 8, 2000 which accounted for approximately $2.4 million of the revenue increase.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $5.1 million, or 167%, to $8.2 million for the three months ended March 31, 2000, from $3.1 million for the three months ended March 31, 1999. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services associated with the increased demand for the Company's services and $1.1 million additional personnel related expenses associated with the Soft Plus acquisition.

         Management and Administrative. Management and administrative expenses increased $4.7 million, or 177%, to $7.4 million for the three months ended March 31, 2000, from $2.7 million for the three months ended March 31, 1999. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations.

         Marketing and Sales. Marketing and sales expenses increased $1.6 million, or 224%, to $2.3 million for the three months ended March 31, 2000, from $723,000 for the three months ended March 31, 1999. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel.

         Depreciation and Amortization. Depreciation and amortization increased $5.1 million to $7.6 million for the three months ended March 31, 2000 as compared to $2.5 million for the three months ended March 31, 1999. The increase was primarily due to amortization of approximately $4.5 million from the Soft Plus acquisition. The amount is being amortized over a five-year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other expense decreased $38,000 to $54,000 for the three months ended March 31, 2000, compared to $92,000 for the three months ended March 31, 1999. The decrease was primarily attributable to increased interest income from cash equivalents primarily the result of the Company's initial public offering. The increase was partially offset by interest expense on the $80 million note due to former Soft Plus shareholders as a result of the merger on March 8, 2000.

         Extraordinary item. As a result of the merger with Soft Plus, the Company repaid all of the outstanding debt under Soft Plus' credit facility, which resulted in a one-time charge of $2.3 million.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the three months ended March 31, 2000, or the three months ended March 31, 1999.

Liquidity and Capital Resources

         Prior to the completion of our initial public offering in August 1999, the Company had financed operations primarily from sales of preferred stock and borrowings under a line of credit and term loan from a commercial bank. Through December 31, 1998, we had raised approximately $12.7 million, net of offering expenses, through the sale of our preferred stock. At March 31, 2000 the Company had approximately $9.2 million in cash and cash equivalents.

         In August 1999, we completed our initial public offering of $4,865,848 shares of common stock at a price of $10.00 per share. We received net proceeds from our initial public offering of approximately $44.5 million (net of underwriters' discount and offering expenses).

         Net cash used in operating activities was $5,000 for the three month period ended March 31, 2000, and as compared to $1.2 million for the comparable period in 1999. Cash used in operating activities in each of these periods was primarily the result of net losses, which were partially offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and other assets which were offset by increases in accounts payable and other liabilities.

         Net cash used in investing activities was $28.1 million for the three months ended March 31, 2000, as compared to $270,000 for the three months ended March 31, 1999. The increase in net cash used was primarily due to the cash paid and expenses accrued for in the Soft Plus acquisition and increased purchases of furniture and equipment.

         Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2000, as compared to $62,000 for the three months ended March 31, 1999. The principal reason for the increase was borrowings under the Company's revolving credit facility, which was partially offset by the repayment of the Soft Plus credit facility.

         In April 2000, the Company completed a public offering of securities and issued a total of 2,274,567 shares of common stock at $19.63 per share. An additional 225,433 shares were sold by existing stockholders at $19.63 per share. Proceeds to the Company from its public offering net of underwriting discounts and costs of the offering were approximately $41.8 million. The Company used a total of $6.0 million of the net proceeds to repay all outstanding debt under its line of credit.

         On March 8, 2000, we acquired by merger Soft Plus, with headquarters in Cupertino, California, which provides e-CRM solutions, primarily to wireless communications providers and other companies in the emerging communications industry. We paid to the Soft Plus shareholders: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and (iii) an unsecured $80 million note due to the former shareholders of Soft Plus. In addition, we assumed the stock options which were outstanding under the Soft Plus stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock in the Merger. As a result of the Merger, Soft Plus became our wholly-owned Delaware subsidiary with the name "U.S. Interactive Corp. (Delaware)."

         The amount of principal which we must pay under the $80 million note will be reduced under certain circumstances relating: to (i) our rights to be indemnified by the principal shareholders of Soft Plus under the Merger Agreement, (ii) the results of certain audits being performed after the closing of the Merger, and (iii) certain costs incurred by Soft Plus in the Merger. The $80 million note is due and payable on the earlier of March 8, 2001, or the receipt by us of not less than $80 million from the net proceeds of a public offering of our capital stock.

         We anticipate that we will repay the $80 million note with proceeds to be obtained from one or more of the following: borrowings under our credit facilities, a refinancing, or a sale of capital stock or debt securities in the public or private markets, together with revenues generated from operations. However, there can be no assurances that we will be able to obtain funds sufficient to repay the $80 million note on terms satisfactory to us, in which event our ability to achieve profitability may be materially adversely affected.

         The Company believes that the net proceeds from the recently completed public offering, combined with current cash balances and borrowings available under the credit facilities will be sufficient to fund requirements for working capital and capital expenditures for at least the next eighteen months provided, however that the Company is able to obtain funds sufficient to repay the $80 million note on terms satisfactory to the Company as described above. The Company may seek to obtain additional capital from time to time through the sale of equity or debt securities, through additional credit facilities or otherwise. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. Additional financing, if any, may not be available on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities. If market interest rates were to increase by 10% from rates as of May 12, 2000 we do not believe that the effect would be material to the Company.

         Currently, substantially all of our revenues are realized in U.S. dollars and are from clients primarily in the United States. We do not believe that we currently have any significant direct foreign currency exchange rate risk. As a result of the Merger, our future financial results could be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

         We are not a party to any material legal proceedings. As previously disclosed, we are party to the following proceedings.

         On April 7, 2000, First Albany Corporation (FAC) filed a complaint against U.S. Interactive, Inc., Soft Plus and U.S. Interactive Corp. (Delaware), our wholly-owned subsidiary into which Soft Plus merged (USIC), in the U.S. District Court, Northern District of California, San Jose Division (Case No. C-0020383), alleging that Soft Plus had breached an agreement dated November 29, 1999 (the Engagement Agreement) between Soft Plus and FAC under which Soft Plus had engaged FAC to render financial advisory and investment banking services in connection with the possible sale of Soft Plus. FAC had submitted to Soft Plus a claim for fees and expenses which FAC asserted it was entitled to receive in connection with the Soft Plus Merger. After we rejected FAC's claims, FAC commenced its lawsuit. FAC alleges that the defendants breached their obligations under the Engagement Agreement by failing to pay First Albany the fees in excess of $6.1 million it claims it is entitled to receive, including amounts which FAC alleges it is entitled to receive at various times commencing upon closing of the Merger. FAC requests that the court require the defendants to pay these fees, with interest, together with FAC's costs and expenses. We intend to defend vigorously against FAC's claims. While the outcome of this litigation, as with litigation generally, is inherently uncertain, our management believes that the ultimate resolution of this proceeding would not be likely to have material adverse effect on our business or financial condition.

         On April 11, 2000, five former shareholders of Soft Plus (the Former Shareholders) filed a complaint against U.S. Interactive, Inc., Soft Plus, USIC, Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande, O.P. Srinivasan and Does 1-25, in the Superior Court if California, County of Santa Clara (case number CV789065). Upon the closing of the Merger, Mohan Uttarwar became a member of our board of directors, and president of USIC; he is the brother of Vijay Uttarwar. Messrs. Uttarwar, Vinay Dehspande and O.P. Srinivasan (the Principal Shareholders) are former shareholders, officers and (except for Mr. Srinivasan) directors of Soft Plus. The complaint alleges, among other things, that the Former Shareholders requested but were improperly denied inspection of some of the corporate records of Soft Plus in connection with evaluating the Merger and whether to exercise their dissenters' rights. The complaint also alleges that some transactions involving or for the benefit of the Principal Shareholders or their relatives were improper, including the issuance of common stock and preferred stock of Soft Plus and options to purchase common stock of Soft Plus, which issuance and grants the Former Shareholders allege the Principal Shareholders breached their fiduciary duty to the Former Shareholders and seek damages in excess of $5.0 million. The Former Shareholders also request that the court compel the defendants to produce for the Former Shareholders various corporate records and materials for inspection and request attorneys' fees, compensatory and punitive damages, interest and costs in its possession, as it deemed appropriate. One of the Former Shareholders has also alleged that Mr. Deshpande made material misrepresentations to him in connection with and offer of employment and employee stock options. One this claim the Former Shareholder is seeking damages in excess of $1.0 million.

         As previously reported, we notified representatives of the Principal Shareholders that, in accordance with the terms of the Merger, we intended to seek indemnification from them for any costs or liabilities arising from the pending litigation, including asserting our right to retain shares of our common stock escrowed in the Merger or to reduce payments we are to make under the $80 million note. Based on subsequent discussions among the Principal Shareholders, the Company and USIC, the Company currently anticipated that the Principal Shareholders, the Company and USIC will enter into an agreement under which the parties will reserve all indemnification rights which the Principal Shareholders may have against the Company and USIC under the Soft Plus merger agreement. Under the merger agreement, the Company agreed to assume USIC's obligations, as successor to Soft Plus, Inc., contractual and otherwise, to indemnify the former officers and directors of Soft Plus to the fullest extent permitted by California law. While the outcome of this litigation, as with litigation generally, is inherently uncertain, our management believes that the ultimate resolution of this proceeding would not be likely to have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

     On March 8, 2000, the Company issued 3,391,106 shares of common stock which were not registered for sale under the Securities Act in reliance on the exemption from registration provided in Section 4(2) under the Act to shareholders of Soft Plus, Inc. in connection with the acquisition of Soft Plus by merger. In addition, the Company assumed the stock options which were outstanding under Soft Plus' stock option plans, which became options to purchase a total of 1,408,866 shares of common stock. In addition, shareholders of Soft Plus were paid (i) $20 million in cash and (ii) an unsecured $80 million note.

         In July 1998, U.S. Interactive issued a warrant to purchase 70,000 shares of its common stock at a price of $3.50 per share to an affiliate of a commercial bank in connection with two credit facilities extended by the bank to U.S. Interactive. The warrant holder effected a cashless exercise of the warrant on March 6, 2000, as a result of which U.S. Interactive issued a total of 64,502 shares of its common stock to the warrant holder and its designees. U.S. Interactive issued the warrant, and subsequently issued the shares of its common stock upon exercise of the warrant, in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction not involving a public offering of securities.

         No underwriting or selling fees or commissions were paid by U.S. Interactive to any person in connection with either of the foregoing.

(d) Use of Proceeds of Public Offering

         On August 5, 1999, the Company's registration statement on Form S-1 (SEC File No. 333-78571) was declared effective, for the initial public offering by the Company (the "IPO"). The Company received $44.5 million in net proceeds from the offering.

     The Company has used a total of $25.4 million of the net proceeds for the Soft Plus acquisition, $6.4 million to repay all outstanding debt under its line of credit and term loan, $5.6 million for the purchase of fixed assets including leasehold improvements, equipment and furniture and $8.9 million for working capital. The balance of the net proceeds of $2.1 million has been invested in short-term investment grade securities and will be used for general corporate purposes and for future acquisitions.

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits.

         The exhibits required by Item 601 of Regulation S-K are listed below and are incorporated as indicated.

Exhibit Number    Description
--------------    -----------
   10.1           2000 Performance Incentive Plan and form of stock option
                  agreement (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on March 10, 2000, and all amendments thereto (File No. 333-32224) (the "2000
                  Registration Statement")

   10.2           1999 Stock Plan of Soft Plus (Incorporated by reference to
                  Exhibit 10.6 to the 2000 Registration Statement.)

   10.3 1999 Stock Option Plan of Soft Plus (Incorporated by reference to Exhibit 10.7 to the 2000 Registration Statement.)

   10.4 1997 Stock Option Plan of soft Plus (Incorporated by reference to Exhibit 10.8 to the 2000 Registration Statement.)

   10.5 Letter Agreement between U.S. Interactive and Chromazone, dated April 6, 1999 (Incorporated by reference to Exhibit 10.16a to the 2000 Registration Statement.)

   10.6 Professional Services and Consulting Agreement dated September 1, 1999, by and between U.S. Interactive and Chromazone (Incorporated by reference to Exhibit 10.16b to the 2000 Registration Statement.)

   10.7 Agreement and Plan of Merger dated February 1, 2000 by and among U.S. Interactive, Inc., First Acquisition Co., Soft Plus, Inc., Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande and O.P. Srinivasan (Incorporated by reference to Exhibit 10.17a to the 2000 Registration Statement.)

   10.8 Non-Negotiable Note, dated March 8, 2000, in the original principal amount of $80,000,000 by U. S. Interactive, Inc., in favor of Mohan Uttarwar, as agent for the former Soft Plus shareholders (Incorporated by reference to Exhibit 10.17b to the 2000 Registration Statement.)

   10.9 Registration Rights Agreement dated March 8, 2000, by and between U.S. Interactive, Inc, and certain stockholders of U.S. Interactive, Inc., owning more than 50,000 shares of the common stock of U.S. Interactive acquired in the merger with the subsidiary of U.S. Interactive, Inc., First Acquisition Co., (now known as U.S. Interactive Corp. (Delaware) who delivered Lock-up and Market-out Agreements to U.S. Interactive, Inc., in connection with the merger (Incorporated by reference to Exhibit 10.17c to the 2000 Registration Statement.)

   10.10 Escrow Agreement, dated March 8, 2000, by and among Soft Plus, Inc., U.S. Interactive, Inc., First Acquisition Co., Mohan Uttarwar, on behalf of the Soft Plus shareholders, and The Chase Manhattan Trust Company, National Association (Incorporated by reference to Exhibit 10.17d to the 2000 Registration Statement.)

   10.11 Form of Lock-up and Market-out Letter Agreement delivered by each former Soft Plus, Inc, shareholder who received 50,000 or more shares of common stock in the triangular merger among Soft Plus, First Acquisition Co. (now known as U.S. Interactive Corp. (Delaware), and U.S. Interactive, Inc. and desired to enter into a Registration Rights Agreement with U.S. Interactive, Inc., in connection with the merger (Incorporated by reference to Exhibit 10.17e to the 2000 Registration Agreement.)

     10.12        Employment Agreement, dated March 8, 2000, by and between U.S.
                  Interactive, Inc. and Mohan Uttarwar (Incorporated by reference to Exhibit 10.17f to the 2000 Registration Statement.)

     10.13        Credit Agreement dated March 21, 2000, by and among U.S.
                  Interactive, Inc., U.S. Interactive Corp. (Delaware), PNC Bank, National Association, as a Bank and as Agent, and Progress Bank (Incorporated by reference to Exhibit 10.18a to the 2000 Registration Statement.)

     10.14        Stock Pledge Agreement dated March 21, 2000, between U.S.
                  Interactive, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.18b to the 2000 Registration Statement.)

     10.15        Security Agreement dated March 21, 2000, between U.S.
                  Interactive, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.18c to the 2000 Registration Statement.)

     10.16        Security Agreement dated March 21, 2000, between U.S.
                  Interactive Corp. (Delaware) and PNC Bank, National Association (Incorporated by reference to Exhibit 10.18d to the 2000 Registration Statement.)

     10.17 Patent, Trademark and Copyright Security Agreement dated March 21, 2000 between U.S. Interactive, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.18e to the 2000 Registration Statement.)

     10.18 Patent, Trademark and Copyright Security Agreement dated March 21, 2000 between U.S. Interactive Corp. (Delaware) and PNC Bank, National Association (Incorporated by reference to
                  Exhibit 10.18f to the 2000 Registration Statement.)

     27.1         Financial Data Schedule


(b) Reports on Form 8-K

         A report on Form 8-K Current Report dated March 8, 2000 was filed by the Registrant with the Securities and Exchange Commission to report under Item 7 thereof the press release issued to the public on March 9, 2000 and the acquisition of Soft Plus, Inc. described therein.

         A report on Form 8-K Current Report dated March 8, 2000 was filed by the Registrant with the Securities and Exchange Commission to report under Item 2 thereof the material terms of the acquisition of Soft Plus, Inc. and under
Item 7 thereof (by incorporation by reference to the Financial Statements to the Registrant's Registration Statement on Form S-1 (No. 333-32224)) the following financial statements:

o Audited Consolidated Balance Sheets of Soft Plus, Inc., as of December 31, 1998 and 1999, and audited Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows of Soft Plus, Inc, for the fiscal years ended December 31, 1997, 1998, and 1999; and

o Unaudited Pro Forma Combined Balance Sheet of the Registrant and Soft Plus, Inc, as of December 31, 1999 and Unaudited Pro Forma Combined Statement of Operations of the Registrant and Soft Plus, Inc., for the fiscal year ended December 31, 1999.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. INTERACTIVE, INC.
                            (Registrant)


Date: May 15, 2000          By: /s/ Stephen T. Zarrilli
                                -----------------------
                                       Stephen T. Zarrilli
                                       Chief Executive Officer



Date:  May 15, 2000         By: /s/ Philip L. Calamia
                                ---------------------
                                       Philip L. Calamia
                                       Vice President, Chief Financial Officer
                                       (Principal Financial Officer and
                                        Chief Accounting Officer)