Form 10-Q
period 2000-06-30
U S INTERACTIVE INC/PA
filed 2000-08-14
CIK 1086637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                           Yes    X          No
                                -----            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,951,895 shares of common stock, $.001 par value per share, as of July 31, 2000.

                     U.S. Interactive, Inc. and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements
                                                                                                          Page No.

              Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999......         1

              Consolidated Statements of Operations for the three and six months ended June 30, 2000
              and 1999 (Unaudited)...................................................................         2

              Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999
              (Unaudited)............................................................................         3

              Notes to Condensed Consolidated Financial Statements...................................         4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................         8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............................        14



PART II. OTHER INFORMATION

Item 1.       Legal Proceedings .....................................................................        15

Item 2.       Changes in Securities and Use of Proceeds..............................................        16

Item 4        Submission of Matters to a Vote of Security Holders....................................        17

Item 6.       Exhibits and Reports on Form 8-K.......................................................        18

              SIGNATURES.............................................................................        19


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


PART I. FINANCIAL INFORMATION

                                                                                    June 30,              December 31,
                                                                                      2000                    1999
                                                                                      ----                    ----
                                                                                   (unaudited)
         Assets
Current assets:
     Cash and cash equivalents ..............................................      $  30,942               $  34,130
     Accounts receivable (net of allowance of $685 in
         2000 and $75 in 1999) ..............................................         25,991                  12,274
     Fees and expenditures in excess of billings ............................          5,225                     353
     Prepaid expenses and other current assets ..............................          3,974                   2,383
                                                                                   ---------               ---------

          Total current assets ..............................................         66,132                  49,140

Furniture and equipment, net ................................................         16,387                   5,451
Goodwill and other intangibles, net .........................................        343,612                   5,988
Other assets ................................................................          2,292                   1,699
                                                                                   ---------               ---------
Total Assets ................................................................      $ 428,423               $  62,278
                                                                                   =========               =========

         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................      $   4,717               $   2,641
   Accrued expenses and other liabilities ...................................         14,002                   5,164
   Notes payable-shareholders ...............................................         80,000                    --
   Current portion of long-term debt ........................................          1,550                     977
   Billings in excess of fees and expenditures ..............................          1,930                   1,854
   Deferred revenue .........................................................            525                    --
                                                                                   ---------               ---------

      Total current liabilities .............................................        102,724                  10,636

Long-term debt, net of current portion ......................................          2,697                   1,666
                                                                                   ---------               ---------

Total Liabilities ...........................................................        105,421                  12,302

Stockholders' Equity
Preferred stock, $.001 par  value, 15,000,000 shares  authorized,
   none issued or outstanding ...............................................             --                      --

Common stock $.001 par value, 90,000,000 shares authorized, 26,659,237 shares issued in 2000 (unaudited), 20,551,192 shares
   issued in 1999 ...........................................................             27                      21

Additional paid-in capital ..................................................        385,437                  80,581
Deferred stock compensation .................................................           (325)                   (831)

Treasury stock, 1,098,027 and 1,062,709 shares, at cost .....................         (5,231)                 (5,055)
Accumulated translation adjustment ..........................................           (131)                   --
Accumulated deficit .........................................................        (56,775)                (24,740)
                                                                                   ---------               ---------

Total Stockholders' Equity ..................................................        323,002                  49,976
                                                                                   ---------               ---------

Total Liabilities and Stockholders' Equity ..................................      $ 428,423               $  62,278
                                                                                   =========               =========

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                              2000            1999          2000          1999
                                                                              ----            ----          ----          ----
                                                                           (unaudited)     (unaudited)   (unaudited)    (unaudited)
Revenue ..................................................................   $ 29,517       $  7,641       $ 48,067       $ 13,763

Operating costs and expenses:
     Project personnel and related expenses ..............................     14,203          4,181         22,388          7,298
     Management and administrative .......................................     10,917          3,921         18,339          6,594
     Research and development ............................................        795             --            985             --
     Selling and marketing ...............................................      3,734            728          6,079          1,451
     Depreciation and amortization .......................................     21,556          2,597         29,125          5,057
                                                                             --------       --------       --------       --------
       Total operating expenses ..........................................     51,205         11,427         76,916         20,400
                                                                             --------       --------       --------       --------

Operating loss ...........................................................    (21,688)        (3,786)       (28,849)        (6,637)

Other income (expense):
     Interest expense ....................................................     (1,445)          (119)        (1,892)          (239)
     Interest income .....................................................        597             29            990             58
                                                                             --------       --------       --------       --------

Loss before extraordinary item ...........................................    (22,536)        (3,876)       (29,751)        (6,818)
      Extraordinary item - loss from early extinguishment of debt ........         --             --         (2,284)            --
                                                                             --------       --------       --------       --------

Net loss .................................................................    (22,536)        (3,876)       (32,035)        (6,818)

   Accretion of mandatorily redeemable preferred stock to
   redemption value ......................................................         --           (374)            --           (748)
                                                                             --------       --------       --------       --------
Net loss attributable to common stockholders .............................   $(22,536)      $  4,250       $(32,035)      $ (7,566)
                                                                             ========       ========       ========       =======

Basic and diluted loss per share before extraordinary item and before accretion of mandatorily redeemable preferred stock
to redemption value ......................................................   $   (.89)      $   (.43)      $  (1.30)      $  (.78)
Basic and diluted loss per share for extraordinary item ..................         --             --           (.10)           --
                                                                             --------       --------       --------       --------
Basic and diluted loss per share before accretion of mandatorily
redeemable preferred stock to redemption value ...........................   $   (.89)      $   (.43)      $  (1.40)      $  (.78)
                                                                             ========       ========       ========       =======
Basic and diluted loss per share attributable to common stockholders......   $   (.89)      $   (.47)      $  (1.40)      $  (.87)
                                                                             ========       ========       ========       =======
Weighted average shares outstanding used in the loss per common share calculation:
Basic and diluted ........................................................     25,217          9,037         22,871          8,723


          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Six Months Ended June 30,
                                                                            2000                 1999
                                                                            ----                 ----
                                                                         (unaudited)          (unaudited)
Cash flows from operating activities:
     Net loss ......................................................      $(32,035)            $ (6,818)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of deferred stock compensation and other non-cash         1,987                  202
        charges
      Depreciation and amortization ................................        29,125                5,057
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable ...........................        (7,429)              (4,618)
         Increase in fees and expenditures in excess of billings ...        (3,257)                (497)
         Decrease in prepaid expenses and other current assets .....           986                   27
         Increase in accounts payable and accrued expenses .........         5,008                3,100
         Increase in billings in excess of fees and expenditures ...            76                2,927
                                                                          --------             --------


     Net cash used in operating activities .........................        (5,539)                (620)
                                                                          --------             --------

Cash flows from investing activities:
     Purchase of furniture and equipment ...........................       (10,656)              (1,090)
     Acquisition, net of cash acquired .............................       (27,048)                  17
     Other .........................................................          (140)                  12
                                                                          --------             --------


     Net cash used in investing activities .........................       (37,844)              (1,061)
                                                                          --------             --------

Cash flows from financing activities:
     Proceeds from issuance of common stock ........................        42,518                   --
     Net proceeds from equipment financing .........................         1,075                  837
     Net repayments under bank line of credit ......................        (3,605)                (631)
     Net proceeds from the exercise of stock options ...............         1,135                  172
     Deferred offering costs .......................................          (797)                (397)
                                                                          --------             --------

     Net cash provided by (used in) financing activities ...........        40,326                  (19)
                                                                          --------             --------

     Effect of exchange rate differences on cash ...................          (131)                --
                                                                          --------             --------

     Net decrease in cash and cash equivalents .....................        (3,188)              (1,700)

     Cash and cash equivalents, beginning of period ................        34,130                3,698
                                                                          --------             --------

     Cash and cash equivalents, end of period ......................      $ 30,942             $  1,998
                                                                          ========             ========

       Supplemental disclosure of cash flow information:
          Cash paid for interest ...................................      $    324             $    115
                                                                          ========             ========

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

         The interim condensed consolidated financial statements of U.S. Interactive, Inc. (the Company) for the three and six months ended June 30, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and the results of its cash flows for the six months ended June 30, 2000 and 1999.

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

Deferred Offering Costs

         Specific incremental costs directly attributable to the Company's public offering process aggregate approximately $800,000 and were charged against additional paid-in-capital in connection with the consummation of the offering in April 2000.

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

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the next two-year period in order for the restricted shares to be released. If an employee leaves the Company during the two-year period all unvested shares for such employee are forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that will be amortized over the two-year period. As of June 30, 2000, 35,318 shares have been forfeited. The historical results of operations of InVenGen, LLC are not material to the Company.

         On March 8, 2000, the Company acquired by merger (the Merger) SoftPlus, Inc. (SoftPlus), a privately-held e-solutions company. The Company paid to the SoftPlus shareholders 3.4 million shares of the Company's common stock and 1.4 million options to acquire shares of the Company's common stock with an estimated combined fair value of $262 million, $20 million in cash paid at closing and an unsecured $80 million note bearing interest at 6.2% due to the selling shareholders to be paid upon the earlier of one year from the date of the Merger or the receipt by the Company of not less than $80 million from the net proceeds of public offerings of the Company's common stock. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

2.       ACQUISITIONS - (Continued)


         The following table reflects unaudited pro forma combined results of operations of the Company and Soft Plus on the basis that the acquisition had taken place at the beginning of 1999 (in thousands, except per share data).

                                                               Three Months Ending         Six Months Ending
                                                                   June 30,                    June 30,
                                                                     1999                2000            1999
                                                                     ----                ----            ----
Revenue  .................................................         $13,179             $54,378         $24,684
Net loss attributable to common stockholders..............         (23,975)            (51,842)        (46,670)
Basic and diluted loss per common share...................         $ (1.93)            $ (2.24)        $ (3.85)

         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or of future operations of the combined companies under the ownership and management of the Company.

3.       REVOLVING CREDIT FACILITY

         In March 2000, the Company entered into a revolving credit facility with a commercial bank which provides for maximum borrowings of $15 million. Interest is charged at the bank's prime lending rate plus 0.50%. On June 30, 2000 there were no outstanding borrowings under the line. The line is collateralized by substantially all of the Company's assets and expires on December 7, 2000; however, if the Company repays in full the $80 million note issued in the Merger prior to that date, the line of credit will expire on March 21, 2001.

4.       LITIGATION

         The Company is a party to legal proceedings and claims. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

5.       EXTRAORDINARY ITEM

         On March 21, 2000, the Company repaid all of the outstanding debt acquired in the Merger (note 2). The early extinguishment of this debt resulted in an extraordinary charge of $2.3 million that consisted of $1.8 million of deferred financing costs and a $500,000 early termination fee.

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

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

7.       Related Party Transactions

         The Company and NetSmart, Inc. (formerly known as Chromazone, LLC) are related parties because a common shareholder holds an ownership interest in the Company and NetSmart, Inc. The Company provided professional services to NetSmart, Inc. during the three and six months ended June 30, 2000 and 1999. The price of these services were negotiated at an arm's length basis and amounted to $3.1 million and $4.7 million for the three and six months ended June 30, 2000, respectively and $1.2 million and $1.4 million from the same periods in 1999, respectively. Accounts receivable from these services was $1.1 million at June 30, 2000 and $2.4 million at December 31, 1999.

8.       Subsequent Event

         On July 25, 2000, the Company acquired The Fourth Room Ltd. a London-based strategic marketing and brand consulting firm. The Company paid to The Fourth Room Ltd. shareholders 382,802 shares of the Company's common stock, with an estimated fair value of $5.7 million and $600,000 in cash paid at closing. In addition the Company issued 50,000 options to acquire shares of the Company's common stock, with an estimated fair value of $249,000, to certain employees of The Fourth Room Ltd. who will continue with the Company. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net assets acquired and liabilities assumed. The balance of the purchase price will be recorded as goodwill and amortized over five years. The historical results of operations of The Fourth Room Ltd. are not material to the Company.

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

         When used in this Report, the words "anticipate," "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including: changes in general economic and business conditions and those in the Internet professional services market in particular; changes in Internet-related technologies; actions of competitors; the extent to which we are able to expand our business into new markets; our inability to effectively manage our growth (including growth through acquisitions), including problems which may arise in integrating acquired businesses into the Company's operations and in achieving satisfactory operating results from the acquired businesses; the level of demand for our services; changes in our business strategies; Year 2000 issues including those affecting the Company or its clients; our inability to obtain financing when required including funds required to repay the $80 million note issued to former SoftPlus shareholders, and other factors discussed under the caption "Risk Factors" in our prospectus dated April 12, 2000.

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

       Approximately 44% of our revenue for the six months ended June 30, 2000 was derived from fixed-fee arrangements. The percentage of our revenue that is derived from fixed-fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

       Cost Structure. The largest portion of our costs consists of employee-related expenses for our project personnel and other direct costs, such as third-party vendor costs. The remainder of our costs are associated with the development of our business and support of our project personnel, such as marketing and sales, and management and administrative support. Marketing and sales consists primarily of personnel costs and commissions as well as the cost associated with our development and maintenance of the marketing materials and programs. Management and administrative expense consists primarily of the costs associated with:

          o  operations
          o  finance
          o  human resources
          o  information systems
          o  facilities
          o  other administrative support for project personnel

         We regularly review our fees for services, compensation and overhead costs in an effort to remain competitive within our industry. In addition, we monitor the progress of client projects with client senior management from time to time. Monitoring the costs and progress associated with each project is aided by our web-based project management systems. We manage the activities of our service delivery personnel by monitoring project schedules closely and staffing requirements for new projects. Most of our client projects can, and may in the future, be terminated by the client without penalty. As a result, an unanticipated termination of a client project could require us to maintain underutilized employees, resulting in higher than expected percentage and number of inactive professionals. While we intend to adjust our professional staff to reflect our projects, we must maintain a sufficient number of senior professionals to oversee existing and anticipated client projects and participate with our sales efforts to secure new client projects.

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

         In March 2000, we acquired by merger (the Merger) SoftPlus, a provider of e-CRM solutions. We paid to the SoftPlus shareholders in the Merger: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and
(iii) an unsecured $80 million note due to the former shareholders of SoftPlus to be paid upon the earlier of one year or the receipt by us of not less than $80 million from the net proceeds of a public offering of the Company's common stock. In addition, we assumed the stock options which were outstanding under SoftPlus' stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and amortized over their estimated useful lives of approximately five years.

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                            Three Months Ended           Six Months Ended
                                                          June 30,     June 30,      June 30,         June 30,
                                                            2000         1999          2000             1999
                                                            ----         ----          ----             ----
Net revenues ...................................             100%         100%         100%              100%

Operating expenses:
      Project personnel and related expenses....              48           55           47                53
      Management and administration ............              37           51           38                48
      Research and development .................               3           --            2                --
      Marketing and sales ......................              13           10           13                11
      Depreciation and amortization ............              72           34           60                36
                                                            ----         ----         ----              ----

         Total operating expenses ..............             173          150          160               148
                                                            ----         ----         ----              ----
Loss from operations ...........................             (73)         (50)         (60)              (48)
Other income (expense), net ....................              (3)          (1)          (2)               (2)
                                                            ----         ----         ----              ----


Loss before extraordinary item .................             (76)         (51)         (62)              (50)
Extraordinary item-loss from early
         extinguishment of debt ................              --           --           (5)               --
                                                            ----         ----         ----              ----
Net loss .......................................             (76%)        (51%)        (67%)             (50%)
                                                            ====         ====         ====              ====


Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

         Revenue. Revenue increased $21.9 million, or 286%, to $29.5 million for the three months ended June 30, 2000, from $7.6 million for the three months ended June 30, 1999. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the acquisition of SoftPlus, Inc. (SoftPlus) which was effective March 8, 2000 which accounted for approximately $10.3 million of the revenue increase.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party contracted services incurred in the delivery of our services. These costs increased $10.0 million, or 240%, to $14.2 million for the three months ended June 30, 2000, from $4.2 million for the three months ended June 30, 1999. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services associated with the increased demand for the Company's services and $5.2 million additional personnel related expenses associated with the SoftPlus acquisition.

         Management and Administrative. Management and administrative expenses increased $7.0 million, or 178%, to $10.9 million for the three months ended June 30, 2000, from $3.9 million for the three months ended June 30, 1999. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations. There was also increased management and administrative expenses associated with the SoftPlus acquisition.

         Selling and Marketing. Selling and marketing expenses increased $3.0 million, or 413%, to $3.7 million for the three months ended June 30, 2000, from $728,000 for the three months ended June 30, 1999. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel and additional marketing and selling expenses resulting from the SoftPlus acquisition.

         Depreciation and Amortization. Depreciation and amortization increased $19.0 million to $21.6 million for the three months ended June 30, 2000 as compared to $2.6 million for the three months ended June 30, 1999. The increase was primarily due to amortization of approximately $18.3 million from the SoftPlus acquisition. The amount is being amortized over a five-year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other expense increased $758,000 to $848,000 for the three months ended June 30, 2000, compared to $90,000 for the three months ended June 30, 1999. The increase was primarily attributable to interest expense on the $80 million note due to former SoftPlus shareholders as a result of the merger on March 8, 2000. The increase was partially offset by increased interest income from cash equivalents primarily the result of the Company's public offerings.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the three months ended June 30, 2000, or the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Revenue. Revenue increased $34.3 million, or 249%, to $48.1 million for the six months ended June 30, 2000, from $13.8 million for the three months ended June 30, 1999. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the acquisition of SoftPlus, Inc. (SoftPlus) which was effective March 8, 2000 which accounted for approximately $12.7 million of the revenue increase.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $15.1 million, or 207%, to $22.4 million for the six months ended June 30, 2000, from $7.3 million for the six months ended June 30, 1999. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services associated with the increased demand for the Company's services and $6.4 million additional personnel related expenses associated with the SoftPlus acquisition.

         Management and Administrative. Management and administrative expenses increased $11.7 million, or 178%, to $18.3 million for the six months ended June 30, 2000, from $6.6 million for the six months ended June 30, 1999. The increase was principally due to expenses incurred to accommodate current and anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations as well as increased management and administrative expenses associated with the SoftPlus acquisition.

         Selling and Marketing. Selling and marketing expenses increased $4.6 million, or 319%, to $6.1 million for the six months ended June 30, 2000, from $1.5 million for the six months ended June 30, 1999. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel as well as additional marketing and selling expenses associated with the SoftPlus acquisition.

         Depreciation and Amortization. Depreciation and amortization increased $24.1 million to $29.1 million for the six months ended June 30, 2000 as compared to $5.1 million for the six months ended June 30, 1999. The increase was primarily due to amortization of approximately $22.8 million from the SoftPlus acquisition. The amount is being amortized over a five-year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Other Income (Expense). Other expense increased $721,000 to $902,000 for the six months ended June 30, 2000, compared to $181,000 for the six months ended June 30, 1999. The increase was primarily attributable to interest expense on the $80 million note due to former SoftPlus shareholders as a result of the merger on March 8, 2000. The increase was partially offset by increased interest income from cash equivalents primarily the result of the Company's public offerings.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the six months ended June 30, 2000, or the six months ended June 30, 1999.

Liquidity and Capital Resources

         Prior to the completion of our initial public offering in August 1999, the Company had financed operations primarily from sales of preferred stock and borrowings under a line of credit and term loan from a commercial bank. Through December 31, 1998, we had raised approximately $12.7 million, net of offering expenses, through the sale of our preferred stock. At June 30, 2000 the Company had approximately $30.9 million in cash and cash equivalents.

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

         Net cash used in operating activities was $5.5 million for the six month period ended June 30, 2000, as compared to $620,000 for the comparable period in 1999. Cash used in operating activities in each of these periods was primarily the result of net losses, which were partially offset by non-cash charges for depreciation and amortization, as well as increases in accounts receivable and other assets which were offset by increases in accounts payable and other liabilities.

         Net cash used in investing activities was $37.8 million for the six months ended June 30, 2000, as compared to $1.1 million for the six months ended June 30, 1999. The increase in net cash used was primarily due to the cash paid and expenses accrued for in the SoftPlus acquisition and increased purchases of furniture and equipment.

         Net cash provided by financing activities was $40.3 million for the six months ended June 30, 2000, as compared to net cash used of $19,000 for the six months ended June 30, 1999. The principal reason for the increase was proceeds received from the Company's public offering completed in April, 2000, which was partially offset by the repayment of the SoftPlus credit facility.


         On March 8, 2000, we acquired by merger SoftPlus, with headquarters in Cupertino, California, which provides e-CRM solutions, primarily to wireless communications providers and other companies in the emerging communications industry. We paid to the Soft Plus shareholders: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and (iii) an unsecured $80 million note due to the former shareholders of Soft Plus. In addition, we assumed the stock options which were outstanding under the Soft Plus stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock in the Merger. As a result of the Merger, SoftPlus became our wholly owned Delaware subsidiary with the name "U.S. Interactive Corp. (Delaware)."

         The amount of principal which we must pay under the $80 million note will be reduced under certain circumstances relating: to (i) our rights to be indemnified by the principal shareholders of SoftPlus under the Merger Agreement, (ii) the results of certain audits being performed after the closing of the Merger, and (iii) certain costs incurred by SoftPlus in the Merger. The $80 million note is due and payable on the earlier of March 8, 2001, or the receipt by us of not less than $80 million from the net proceeds of a public offering of our capital stock.

         We anticipate that we will repay the $80 million note with proceeds to be obtained from one or more of the following: borrowings under our credit facilities, a refinancing, or a sale of capital stock or debt securities in the public or private markets, together with revenues generated from operations. However, there can be no assurances that we will be able to obtain funds sufficient to repay the $80 million note on terms satisfactory to us. The inability of the Company to obtain funds sufficient to repay the $80 million note on terms satisfactory to the Company would have a material adverse effect on the Company.

         On July 25, 2000, the Company purchased all of the outstanding shares of the Fourth Room Limited ("Fourth Room"), with headquarters in London, England. Fourth Room provides marketing and high-end strategy consulting services. The Company paid to the Fourth Room shareholders: (i) 382,802 unregistered shares of the Company's common stock, and (ii) $600,000 in cash. In addition, the Company issued options to purchase 50,000 shares of the Company's common stock to certain employees of Fourth Room who will continue with the Company.

         The Company believes that the net proceeds from the recently completed public offering, combined with current cash balances and borrowings available under the credit facilities will be sufficient to fund requirements for working capital and capital expenditures for at least through December 31, 2000. The Company may seek to obtain additional capital from time to time through the sale of equity or debt securities, through additional credit facilities or otherwise. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. Additional financing, if any, may not be available on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities. If market interest rates were to increase by 10% from rates as of August 11, 2000 we do not believe that the effect would be material to the Company.

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

         On April 7, 2000, First Albany Corporation (FAC) filed a complaint against U.S. Interactive, Inc., SoftPlus and U.S. Interactive Corp. (Delaware), our wholly-owned subsidiary into which SoftPlus merged (USIC), in the U.S. District Court, Northern District of California, San Jose Division (Case No. C-0020383), alleging that SoftPlus had breached an agreement dated November 29, 1999 (the Engagement Agreement) between SoftPlus and FAC under which SoftPlus had engaged FAC to render financial advisory and investment banking services in connection with the possible sale of SoftPlus. FAC had submitted to SoftPlus a claim for fees and expenses, which FAC asserted it was entitled to receive in connection with the SoftPlus Merger. After we rejected FAC's claims, FAC commenced its lawsuit. FAC alleges that the defendants breached their obligations under the Engagement Agreement by failing to pay First Albany the fees in excess of $6.1 million it claims it is entitled to receive, including amounts which FAC alleges it is entitled to receive at various times commencing upon closing of the Merger. FAC requests that the court require the defendants to pay these fees, with interest, together with FAC's costs and expenses. We intend to defend vigorously against FAC's claims. While the outcome of this litigation, as with litigation generally, is inherently uncertain, our management believes that the ultimate resolution of this proceeding would not be likely to have material adverse effect on our business or financial condition.

         On April 11, 2000, five former shareholders of SoftPlus (the Former Shareholders) filed a complaint against U.S. Interactive, Inc., SoftPlus, USIC, Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande, O.P. Srinivasan and Does 1-25, in the Superior Court of California, County of Santa Clara (case number CV789065). Upon the closing of the Merger, Mohan Uttarwar became a member of our board of directors, and president of USIC; he is the brother of Vijay Uttarwar. Messrs. Uttarwar, Vinay Dehspande and O.P. Srinivasan (the Principal Shareholders) are former shareholders, officers and (except for Mr. Srinivasan) directors of SoftPlus. The complaint alleges, among other things, that the Former Shareholders requested but were improperly denied inspection of some of the corporate records of SoftPlus in connection with evaluating the Merger and whether to exercise their dissenters' rights. The complaint also alleges that some transactions involving or for the benefit of the Principal Shareholders or their relatives were improper, including the issuance of common stock and preferred stock of SoftPlus and options to purchase common stock of SoftPlus, which issuance and grants the Former Shareholders allege the Principal Shareholders breached their fiduciary duty to the Former Shareholders and seek damages in excess of $5.0 million. The Former Shareholders also request that the court compel the defendants to produce for the Former Shareholders various corporate records and materials for inspection and request attorneys' fees, compensatory and punitive damages, interest and costs in its possession, as it deemed appropriate. One of the Former Shareholders has also alleged that Mr. Deshpande made material misrepresentations to him in connection with and offer of employment and employee stock options. On this claim the Former Shareholder is seeking damages in excess of $1.0 million.

         We have notified counsel to SoftPlus that the Former Shareholders have claimed that the notice of dissenter's rights prepared by them was defective and that they issued on opinion stating that all SoftPlus stock had been validly issued and fully paid, and that the Company intends to seek indemnification from them for any damages arising therefrom in the event that the Court determines that the notice was defective or the SoftPlus stock was not properly issued.

         As previously reported, we notified representatives of the Principal Shareholders that, in accordance with the terms of the Merger, we intended to seek indemnification from them for any costs or liabilities arising from the pending litigation, including asserting our right to retain shares of our common stock escrowed in the Merger or to reduce payments we are to make under the $80 million note. Based on subsequent discussions among the Principal Shareholders, the Company and USIC, the Principal Shareholders, the Company and USIC entered into an agreement under which the parties will reserve all indemnification rights which the Principal Shareholders may have against the Company and USIC under the SoftPlus merger agreement. Under the merger agreement, the Company agreed to assume USIC's obligations, as successor to SoftPlus, Inc., contractual and otherwise, to indemnify the former officers and directors of SoftPlus to the fullest extent permitted by California law. While the outcome of this litigation, as with litigation generally, is inherently uncertain, our management believes that the ultimate resolution of this proceeding would not be likely to have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

(c)  Sales of Unregistered Securities.

     No unregistered equity securities of the Company were sold by the Company during the period covered by this report.

(d)  Use of Proceeds of Public Offering

     On August 5, 1999, the Company's registration statement on Form S-1 (SEC File No. 333-78571) was declared effective, for the initial public offering by the Company (the "IPO"). The Company received $44.5 million in net proceeds from the offering.

     The Company has used a total of $25.4 million of the net proceeds for the SoftPlus acquisition, $6.4 million to repay all outstanding debt under its line of credit and term loan, $5.6 million for the purchase of fixed assets including leasehold improvements, equipment and furniture and $7.1 million for working capital.

     On April 12, 2000, the Company's registration statement on Form S-1 (SEC File No. 333-32224) was declared effective, for the public offering by the Company (the "Offering") of a total of 2,274,567 shares of its common stock, for an aggregate offering price of $44,638,377, or $19.625 per share, all of which were sold in the Offering. An additional 225,433 shares were offered and sold by existing stockholders of the Company for an aggregate offering price of $4,424,123, or $19.625 per share.

     Lehman Brothers Inc., Chase Securities Inc., Deutsche Bank Securities Inc., First Union Securities Inc., Adams, Harkness & Hill, Inc., and Fidelity Capital Markets, a division of National Financial Services Corporation, acted as managing underwriters for the Offering. The Offering was completed in April 2000.

     The Company paid to the underwriters underwriting discounts totaling $2,119,896. In addition, in connection with the Offering, the Company paid an estimated $800,000 in expenses through June 30, 2000. The Company received $41.8 million in proceeds from the Offering, net of underwriter discounts and expenses of the Offering. None of the expenses of the Company in connection with the Offering were paid directly or indirectly to directors or officers of the Company or their associates or to persons owning 10% or more of the Company's common stock or other affiliates of the Company.

     The Company used a total of $6.0 million to repay all outstanding debt under its revolving credit facility, $8.0 million for the purchase of fixed assets including leasehold improvements, equipment and furniture, and $4.0 million for working capital. The balance of the net proceeds of $23.8 million has been invested in short-term investment grade securities and will be used for general corporate purposes and for future acquisitions.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2000 Annual Meeting of Stockholders on May 23, 2000. At the annual meeting, three Class II directors, Stephen T. Zarrilli, William C. Jennings, and Robert V. Napier, were elected for a three-year term. John H. Klein, Mohan Uttarwar, Robert E. Keith, Jr., Class III directors, and Eric Pulier, E. Michael Forgash and John D. Shulman, Class I directors, continued to serve directors after the annual meeting.

     The stockholders also approved an amendment and restatement to the Company's 1998 Performance Incentive Plan to increase the number of shares authorized under the plan from 3,000,000 to 6,500,000, to provide for grants and awards to consultants and to provide for the discretion to grant options exercisable within six months of the date of grant (with 11,429,231 affirmative votes, 1,392,618 votes against, 15,079 abstentions, and no broker non-votes).

     The stockholders also approved the adoption of the Company's Employee Stock Purchase Plan, which reserves 1,000,000 shares of common stock for issuance under the plan (with 12,656,373 affirmative votes, 168,131 votes against, 12,424 abstentions, and no broker non-votes).

     The stockholders also approved the grant of a stock option to Michael M. Carter, the Company's Senior Vice President and Chief Marketing Officer (with 15,750,598 affirmative votes, 1,163,632 votes against, 274,431 abstentions, and no broker non-votes).

     The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 (with 17,162,206 affirmative votes, 17,523 votes against, and 8,932 abstentions).

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The exhibits required by Item 601 of Regulation S-K are listed below and are incorporated as indicated.



         Exhibit Number    Description
         --------------    -----------

            27.1           Financial Data Schedule



(b)      Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. INTERACTIVE, INC.
                                 (Registrant)


Date: August 14, 2000            By: /s/ Stephen T. Zarrilli
                                     -------------------------------------
                                         Stephen T. Zarrilli
                                         Chief Executive Officer



Date: August 14, 2000            By: /s/ Philip L. Calamia
                                     --------------------------------------
                                         Philip L. Calamia
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)