Form 10-Q
period 2000-09-30
U S INTERACTIVE INC/PA
filed 2000-11-20
CIK 1086637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________ to _________



                         Commission File Number 0-26923


                             U.S. INTERACTIVE, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                       23-3316696
    --------------------------------                     --------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer)
      Incorporation or Organization)                    (Identification Number)



       2012 Renaissance Boulevard,
      King of Prussia, Pennsylvania                              19406
     --------------------------------                    --------------------
(Address of principal executive offices)                      (Zip Code)



                                 (610) 313-9700
                  --------------------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,070,451 shares of common stock, $.001 par value per share, as of October 31, 2000.

                     U.S. Interactive, Inc. and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Financial Statements                                       Page No.

         Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999...1

         Consolidated Statements of Operations
         for the three and nine months ended September 30, 2000 and 1999 (Unaudited)..............2

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999 (Unaudited)........................3

         Notes to Condensed Consolidated Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................15



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.......................................................................16

Item 2.  Changes in Securities and Use of Proceeds...............................................17

Item 6.  Exhibits and Reports on Form 8-K........................................................17


         SIGNATURES..............................................................................18


PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                       September 30,      December 31,
                                                                                           2000               1999
                                                                                      -------------      -------------
                                                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents ......................................................     $  13,531           $  34,130
   Accounts receivable (net of allowance of $2,975 in 2000 and $75 in 1999) .......        19,937              12,274
   Fees and expenditures in excess of billings ....................................         1,715                 353
   Prepaid expenses and other current assets ......................................         4,394               2,383
                                                                                        ---------           ---------
       Total current assets .......................................................        39,577              49,140

Furniture and equipment, net ......................................................        18,294               5,451
Goodwill and other intangibles, net ...............................................       326,613               5,988
Other assets ......................................................................         2,225               1,699
                                                                                        ---------           ---------
       Total Assets ...............................................................     $ 386,709           $  62,278
                                                                                        =========           =========
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ...............................................................     $   3,480           $   2,641
   Accrued expenses and other liabilities .........................................        18,264               5,164
   Notes payable-shareholders .....................................................        80,000                  --
   Current portion of long-term debt ..............................................         1,885                 977
   Billings in excess of fees and expenditures ....................................           668               1,854
   Deferred revenue ...............................................................           404                  --
                                                                                        ---------           ---------
       Total current liabilities ..................................................       104,701              10,636

Long-term debt, net of current portion ............................................         2,768               1,666
                                                                                        ---------           ---------
       Total Liabilities ..........................................................       107,469              12,302

Stockholders' Equity

Preferred stock, $.001 par  value, 15,000,000 shares  authorized,
     none issued or outstanding ...................................................            --                  --
Common stock $.001 par value, 90,000,000 shares authorized,
     27,166,447 shares issued in 2000 (unaudited), 20,551,192 shares issued in 1999            27                  21
Additional paid-in capital ........................................................       391,318              80,581
Deferred stock compensation .......................................................        (3,199)               (831)
Treasury stock, 1,117,209 and 1,062,709 shares, at cost ...........................        (5,319)             (5,055)
Accumulated translation adjustment ................................................           (14)                 --
Accumulated deficit ...............................................................      (103,573)            (24,740)
                                                                                        ---------           ---------
        Total Stockholders' Equity ................................................       279,240              49,976
                                                                                        ---------           ---------
        Total Liabilities and Stockholders' Equity ................................     $ 386,709           $  62,278
                                                                                        =========           =========

          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                         2000           1999               2000          1999
                                                    -------------- --------------     -------------- -------------
                                                      (unaudited)    (unaudited)        (unaudited)   (unaudited)

Revenue ......................................         $  17,840      $   9,887          $  65,907      $  23,650
Operating costs and expenses:
     Project personnel and related expenses ..            12,902          5,521             35,290         12,819
     Management and administrative ...........            24,238          5,007             42,663         11,601
     Research and development ................               819             --              1,804             --
     Selling and marketing       .............             3,193          1,013              9,272          2,464
     Depreciation and amortization ...........            20,813          2,680             49,852          7,737
     Restructuring charge.....................             1,598             --              1,598             --
                                                       ---------      ---------          ---------      ---------
       Total operating expenses ..............            63,563         14,221            140,479         34,621
                                                       ---------      ---------          ---------      ---------
Operating loss ...............................           (45,723)        (4,334)           (74,572)       (10,971)

Other income (expense):
     Interest expense ...................                 (1,418)           (74)            (3,310)          (314)
     Interest income .................                       343            289              1,333            347
                                                       ---------      ---------          ---------      ---------

Loss before extraordinary item ...............           (46,798)        (4,119)           (76,549)       (10,938)
Extraordinary item - loss from
   early extinguishment of debt...............                --             --             (2,284)            --
                                                       ---------      ---------          ---------      ---------
Net loss .....................................           (46,798)        (4,119)           (78,833)       (10,938)

Accretion of mandatorily redeemable
   preferred stock to redemption value                        --           (168)                --           (916)
                                                       ---------      ---------          ---------      ---------
Net loss attributable to common stockholders           $ (46,798)     $  (4,287)           (78,833)     $ (11,854)
                                                       =========      =========          =========      =========

Basic and diluted loss per share before
   extraordinary item and before accretion of
   mandatorily redeemable preferred stock
   to redemption value                                 $   (1.81)          (.29)         $   (3.33)     $   (1.05)

Basic and diluted loss per share for
   extraordinary item                                         --             --               (.10)            --
                                                       ---------      ---------          ---------      ---------
Basic and diluted loss per share before
   accretion of mandatorily redeemable
   preferred stock to redemption value .......         $   (1.81)          (.29)         $   (3.43)     $   (1.05)
                                                       =========      =========          =========      =========
Basic and diluted loss per share attributable
   to common stockholders.....................         $   (1.81)          (.30)         $   (3.43)     $   (1.14)
                                                       =========      =========          =========      =========
Weighted average shares outstanding used in
   the loss per common share calculation:

   Basic and diluted .........................            25,860         14,414             22,987         10,447


          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                   Nine Months      Ended September 30,
                                                                                      2000                1999
                                                                                 ----------------   -------------------
                                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss ..................................................................          $(78,833)          $(10,938)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Amortization of deferred stock compensation and
         other non-cash charges ...........................................             2,379                473
      Depreciation and amortization .......................................            49,852              7,737
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable ..................................              (324)            (6,777)
         Decrease (increase) in fees and expenditures in excess of billings               260               (417)
         Decrease (increase) in prepaid expenses and other current assets .               834               (339)
         Increase in accounts payable and accrued expenses ................             7,787              5,606
         Increase (decrease) in billings in excess of fees and expenditures            (1,187)             1,320
                                                                                     --------           --------
Net cash used in operating activities .....................................           (19,232)            (3,335)
                                                                                     --------           --------
   Cash flows from investing activities:
      Purchase of furniture and equipment .................................           (14,000)            (2,840)
      Acquisition, net of cash acquired ...................................           (28,081)                --
      Other ...............................................................              (110)               (24)
                                                                                     --------           --------
Net cash used in investing activities .....................................           (42,191)            (2,864)
                                                                                     --------           --------
   Cash flows from financing activities:
      Net proceeds from issuance of common stock ..........................            41,731             44,509
      Net proceeds from equipment financing ...............................             1,449                387
      Net repayments under bank line of credit ............................            (3,653)            (1,700)
      Net proceeds from the exercise of stock options .....................             1,371                194
      Payments to acquire treasury stock ..................................               (88)                --
                                                                                     --------           --------
Net cash provided by financing activities .................................            40,810             43,390
                                                                                     --------           --------
   Effect of exchange rate differences on cash ............................                14                --
                                                                                     --------           --------
   Net (decrease) increase in cash and cash equivalents ...................           (20,599)            37,191
   Cash and cash equivalents, beginning of period .........................            34,130              3,698
                                                                                     --------           --------
   Cash and cash equivalents, end of period ...............................          $ 13,531           $ 40,889
                                                                                     ========           ========
Supplemental disclosure of cash flow information:

   Cash paid for interest .................................................          $    477           $    176
                                                                                     ========           ========


          See accompanying notes to consolidated financial statements.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

         The interim condensed consolidated financial statements of U.S. Interactive, Inc. (the Company) for the three and nine months ended September 30, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and restructuring charges, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and the results of its cash flows for the nine months ended September 30, 2000 and 1999.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
         The Company is an Internet professional services firm focused on providing e2e Solutionssm to Global 2000 organizations. e2e Solutions utilize Internet, wireless and broadband technologies to enable organizations to fully leverage their information resources to effectively communicate, share knowledge and conduct business transactions with key constituencies such as employees, customers, suppliers and partners. When developing our solutions, we draw upon our expertise in Internet strategy consulting, application development, security and enterprise application integration.

         At November 17, 2000 the Company had approximately $8.6 million in cash and cash equivalents, of which $3.0 million has been reserved for payment of the delinquent taxes owed by its German subsidiary which was acquired from Soft Plus. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private equity financing, bank financing or other sources of capital. Management believes that its current funds combined with other available sources of funding may be sufficient to enable the Company to meet certain of its planned expenditures through December 31, 2000. The Company may require additional capital to finance its future operations beyond 2000. The Company is in discussions with its creditors including unsecured vendors, landlords and equipment financing companies in order to reach mutually agreeable resolutions to amounts outstanding.

         The Company has begun a restructuring of the business during the third quarter of fiscal 2000 to focus its efforts on its core competencies and target markets and to reduce its operating expenses. During the third quarter of fiscal 2000, the Company began and is continuing to reduce its operating expenses through a series of general, administrative, and other cost reductions, including reductions in workforce and the closure of certain facilities in the near future. The Company also intends to pursue restructuring of certain of its obligations and recently entered into binding letters of intent to restructure the $80 million note owed to former shareholders of Soft Plus, Inc. with five former Soft Plus shareholders, including our President, director, and recently appointed Chief Executive Officer, Mohan Uttarwar.

         There can be no assurance that the Company will be able to complete the restructuring and generate sufficient cash flow to continue its operations. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


         The Company may seek to obtain additional capital through the sale of equity or debt securities, through additional credit facilities or otherwise. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. There are no assurances that the Company will be able to obtain additional capital. Additional financing, if available, may not be available on satisfactory terms.

Principles of Consolidation
         The accompanying consolidated financial statements include the financial statements of the Company and its four wholly owned subsidiaries, Web Access, Inc., U.S. Interactive Corp. (Delaware), The Fourth Room, Ltd. and U.S. Interactive (Canada), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Historical Net Loss Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. For all loss periods, the effect of common equivalent shares were excluded from the computation as their effect is anti-dilutive

New Accounting Pronouncements

         Financial Accounting Standards Board Interpretation "FIN" No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. The Company does not believe FIN No. 44 will have a significant impact on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended, which is effective no later than the fourth quarter of fiscal 2000. This accounting pronouncement did not have a material impact on the Company's results of operations, financial position and cash flows.

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

         The Company also issued 275,200 shares of restricted common stock in connection with the transaction. The former employees of InVenGen LLC who became employees of the Company are required to be employed by the Company during the two-year period following closing in order for the restricted shares to be released. If an employee leaves the Company during the two-year period all unvested shares for such employee are forfeited. The Company recorded $1,376,000 of deferred stock compensation in connection with these restricted shares that is being amortized over the two-year vesting period. As of September 30, 2000, 35,318 shares have been forfeited. The historical results of operations of InVenGen LLC are not material to the Company.

         On March 8, 2000, the Company acquired by merger (the Merger) Soft Plus, Inc. (Soft Plus), a privately-held e-solutions company. The Company paid to the Soft Plus shareholders 3.4 million shares of the Company's common stock and 1.4 million options to acquire shares of the Company's common stock with an estimated combined fair value of $262 million, $20 million in cash paid at closing and an unsecured $80 million note bearing interest at 6.2% due to the selling shareholders to be paid March 8, 2001. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and is being amortized over their estimated useful lives of approximately five years (note 9).

         On July 25, 2000, the Company acquired The Fourth Room Ltd. a London-based strategic marketing and brand consulting firm. The Company paid to The Fourth Room Ltd. shareholders 382,802 shares of the Company's common stock, with an estimated fair value of $5.7 million, and $600,000 in cash paid at closing. In addition the Company issued 50,000 options to acquire shares of the Company's common stock to certain employees of The Fourth Room Ltd. who continued with the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over five years. The historical results of operations of The Fourth Room Ltd. are not material to the Company (note 9).

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

         The following table reflects unaudited pro forma combined results of operations of the Company and Soft Plus on the basis that the acquisition had taken place at the beginning of 1999 (in thousands, except per share data).


                                                      Three Months Ending        Nine Months Ending
                                                         September 30,                September 30,
                                                               1999               1999           2000
                                                             --------           --------       --------

Revenue ...........................................         $ 16,273           $ 40,957        $ 72,407

Net loss attributable to common stockholders ......          (24,233)           (70,903)        (98,190)

Basic and diluted loss per common share ...........         $  (1.36)          $ (5.12)$          (4.13)


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or of future operations of the combined companies under the ownership and management of the Company.

3. REVOLVING CREDIT FACILITY

         In March 2000, the Company entered into a revolving credit facility with a commercial bank which provides for maximum borrowings of $15 million. Interest is charged at the bank's prime lending rate plus 0.50%. On September 30, 2000 there were no outstanding borrowings under the line. The Company has $517,000 outstanding under letters of credit arrangements for various facility leases of which $436,000 will expire on November 24, 2000. Prior to expiration, the Company plans to post cash collateral so as to extend the $436,000 letter of credit. The two remaining letters of credit arrangements pertain to leased facilities that the Company will no longer occupy pursuant to its restructuring plan and as such will be addressed as part of the termination of such leases. The line is collateralized by substantially all of the Company's assets and expires on December 7, 2000 at which time any amounts outstanding, including any letters of credit, will become due and payable. The Company has been informed that the line will not be renewed.

         During the three months ended September 30, 2000, the Company was in violation of all financial performance loan covenants (note 9).

4. LITIGATION

         The Company is a party to legal proceedings and claims.

         On April 7, 2000, First Albany Corporation (FAC) filed a complaint against U.S. Interactive, Inc., Soft Plus and U.S. Interactive Corp. (Delaware), our wholly-owned subsidiary into which Soft Plus merged, in the U.S. District Court, Northern District of California, San Jose Division (Case No. C-0020383), alleging that Soft Plus had breached an agreement dated November 29, 1999 (the Engagement Agreement) between Soft Plus and FAC. FAC alleges that the defendants breached their obligations under the Engagement Agreement by failing to pay First Albany fees in excess of $6.1 million. FAC has requested that the court require the defendants to pay these fees, with interest, together with FAC's costs and expenses. The adverse resolution of this matter could have a material adverse effect on our business, operating results, financial condition and cash flows.

         On April 11, 2000, five former shareholders of Soft Plus (the Former Shareholders) filed a complaint against U.S. Interactive, Inc., Soft Plus, USIC, Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande, O.P. Srinivasan and Does 1-25, in the Superior Court of California, County of Santa Clara (case number CV789065). The plaintiffs filed a second amended complaint on or about August 31, 2000, which alleges, among other things, that the Former Shareholders requested but were improperly denied inspection of some of the corporate records of Soft Plus in connection with evaluating the Merger and whether to exercise their dissenters' rights. The Former Shareholders request that the court compel the defendants to produce for the Former Shareholders these corporate records and materials for inspection. The second amended complaint also alleges that some transactions involving or for the benefit of the Principal Shareholders or their relatives were improper, including the issuance of common stock and preferred stock of Soft Plus and options to purchase common stock of Soft Plus. The Former Shareholders allege the Principal Shareholders breached their fiduciary duty to the Former Shareholders and seek damages in excess of $5.0 million. The Former Shareholders also request that the court declare that the time for the Former Shareholders to assert their dissenters' rights in connection with the merger has not expired because they allege that the notice sent to them which triggered those rights was defective under California law. In addition to the damages noted above, the Former Shareholders request attorneys' fees, compensatory and punitive damages, interest and costs in its possession, as it deemed appropriate. One of the Former Shareholders has also alleged that Mr. Deshpande made material misrepresentations to him in connection with and offer of employment and employee stock options. On this claim the Former Shareholder is seeking damages in excess of $1.0 million.

         We have notified counsel to Soft Plus that the Former Shareholders have claimed that the notice of dissenter's rights prepared by them was defective and that they issued on opinion stating that all Soft Plus stock had been validly issued and fully paid, and that the Company intends to seek indemnification from them for any damages arising therefrom in the event that the Court determines that the notice was defective or the Soft Plus stock was not properly issued.

         The Company notified representatives of the Principal Shareholders that, in accordance with the terms of the Merger, the Company intended to seek indemnification from them for any costs or liabilities arising from the pending litigation, including asserting its right to retain shares of our common stock escrowed in the Merger or to reduce payments we are to make under the $80 million Note. Based on subsequent discussions among the Principal Shareholders, the Company and USIC, the Principal Shareholders, the Company and USIC entered into an agreement under which the parties would reserve all indemnification rights which the Principal Shareholders may have against the Company and USIC under the Soft Plus merger agreement. Subsequent to entering into the foregoing agreement, in early November 2000 the Company entered into binding letters of intent with five former shareholders of Soft Plus to restructure the $80 million Note. Under the terms of the letters of intent, all of the rights which the Company has to indemnification under the Soft Plus merger agreement would be waived if the Note is restructured. The adverse resolution of this matter could have a material adverse effect on our business, operating results, financial condition and cash flows.

         On September 22, 2000, the Company was served with a Complaint filed in the Pennsylvania Court of Common Pleas for Chester County by Talentpoint Technologies Inc. (formerly known as Raymond Karsan Associates). The Complaint alleges that the Company breached five agreements entered between October 4, 1999 and December 21, 1999 for employee searches and seeks damages of $972,603.70. U.S. Interactive, Inc. is evaluating the claim of Talentpoint Technologies, Inc. We are presently unable to offer any estimate of the likelihood that U.S. Interactive, Inc. will prevail in connection with litigation that might arise from the claims of Talentpoint Technologies, Inc.

         We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation (including matters we have previously reported) will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

5. EXTRAORDINARY ITEM

         On March 21, 2000, the Company repaid all of the outstanding debt acquired in the Soft Plus Merger (note 2). The early extinguishment of this debt resulted in an extraordinary charge of $2.3 million that consisted of $1.8 million of deferred financing costs and a $500,000 early termination fee.

6. PUBLIC OFFERING

         In April 2000, the Company completed a public offering of securities and issued a total of 2,274,567 shares of common stock at $19.63 per share. An additional 225,433 shares were sold by existing stockholders at $19.63 per share. Proceeds to the Company from its public offering net of underwriting discounts and costs of the offering were approximately $41.7 million. The Company used a total of $6.0 million of the net proceeds to repay all debt then outstanding under its line of credit (note 3).

7. RELATED PARTY TRANSACTIONS

         The Company and NetSmart, Inc. (formerly known as Chromazone, LLC) and Exist Corporation (formerly known as Juggernaut Partners, LLC) are related parties because a director and the former Chairman of the Company holds an ownership interest in the Company, NetSmart, Inc. and Exist Corporation and another director of the Company holds an ownership interest in the Company and Exist Corporation. The Company provided professional services to NetSmart, Inc. and Exist Corporation during the three and nine months ended September 30, 2000 and 1999. The price of these services were negotiated at an arm's length basis and amounted to $0 million for Exist Corporation for the three and nine months ended September 30, 2000, and $0 million and $4.5 million for NetSmart, Inc. for the three and nine months ended September 30, 2000, respectively, and $800,000 and $3.4 million for Exist Corporation for the three and nine months ended September 30, 1999, respectively, and $1.7 million and $3.1 million for NetSmart, Inc. for the three and nine months ended September 30, 1999, respectively. There are no amounts due for these services at September 30, 2000 as a result of the Company's decision to write off approximately $3.9 million for NetSmart, Inc. and approximately $1.1 million for Exist Corporation during the three months ended September 30, 2000, as the Company has deemed these amounts to be uncollectible as the respective companies experienced financial difficulties and informed the Company that they do not have the wherewithal to pay these amounts. Accounts receivable from these services at December 31, 1999 was $3.5 million.

8. RESTRUCTURING CHARGES

         During the quarter ended September 30, 2000 the Company recorded a restructuring charge of $1.6 million. This amount represents $1.0 million related to severance costs in connection with the Company's decision to terminate 125 employees, substantially all of which was paid during the quarter ended September 30, 2000, and $600,000 related to severance costs in connection with the Company's former Chief Executive Officer which is scheduled to be paid out over an eighteen month period.

9. SUBSEQUENT EVENTS

Restructuring charge:
         On November 8, 2000, the Company announced a plan to reduce overall operating expenses by further reducing its current workforce by approximately 200 positions, and by moving its' corporate headquarters from King of Prussia, PA to its offices in Cupertino, CA and closing certain facilities. These activities are expected to be completed no later than March 31, 2001. The restructuring charge will primarily relate to the termination of leased facilities and severance packages for the terminated employees.

         In addition, during the quarter ending December 31, 2000, the Company will continue to evaluate its business strategy in connection with its restructuring.

Restructuring of $80 million Note:
         On November 8, 2000, the Company announced it had entered into binding letters of intent with five former shareholders of Soft Plus to restructure a majority of the $80 million note (the Note) owed to the former Soft Plus shareholders. The five shareholders, which include Mohan Uttarwar, our President, Chief Executive Officer and director, hold approximately 74% of the Note. Mr. Uttarwar holds approximately 29% of the Note. The closing on the Note restructuring is subject to certain conditions, including, among others, approval of the Company's stockholders of the issuance of the Company's common stock upon conversion or satisfaction of the convertible Notes, consent of holders of at least 90% of the principal amount of the Note, effectiveness of a registration statement covering the shares of common stock issuable under the restructured Note, receipt of a fairness opinion and retention of Mohan Uttarwar as CEO, subject to termination only upon a 2/3 vote of the Board of Directors. The binding letters of intent terminate on March 7, 2001, if not terminated earlier. The Company anticipates closing on the restructuring of the Note during the first quarter of 2001.

The Fourth Room Ltd.:
         During the quarter ending December 31, 2000, the Company entered into negotiations to sell The Fourth Room Ltd. back to its founders (note 2). If the transaction closes on the terms presently under discussion, the Company anticipates an approximate $6 million loss on this transaction that will be recorded during the quarter ended December 31, 2000.

Revolving Credit Facility:
         In November, 2000 the Company was notified by its commercial bank that its revolving credit facility would expire on December 7, 2000. There are no outstanding borrowings under the line. The Company has $517,000 outstanding under three letters of credit arrangements for various facility leases of which $436,000 will expire November 24, 2000. Prior to expiration, the Company plans to post cash collateral so as to extend the $436,000 letter of credit. The two remaining letters of credit arrangements pertain to leased facilities that the Company will no longer occupy pursuant to its restructuring plan and as such will be addressed as part of the terminatiin of such leases.

Equipment and Facility Leases:
         The Company is currently in default under certain of its equipment, furniture and facility leases. Full payment under certain leases of approximately $1.1 million has been demanded by the lending institution and the Company is currently negotiating payment terms with the lending institution. In addition, the Company is in discussions with its various landlords regarding defaults under its facility leases.

German Taxes:
         The Company has been investigating and has recently determined that its German subsidiary which was acquired through the merger with Soft Plus, was delinquent in collecting and paying employee income taxes and social security taxes for the 1998, 1999 and 2000 fiscal years. The Company is currently working with the German tax authorities to ensure that full payment and total compliance is achieved. The Company expects to make a payment between $3.0 million and $4.0 million in the quarter ending December 31, 2000.

Stay Bonuses:
         In connection with the Company's plans to move its corporate headquarters to Cupertino, California, the Company has offered "stay bonuses" to approximately thirty employees located in its King of Prussia, PA facility to assist in the transition. The total amount of the "stay bonus" will be approximately $1.5 million and will be expensed over the period of December 1, 2000 through February 28, 2001.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following discussion of the financial condition and results of operations of U.S. Interactive, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 1E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. These forward-looking statements include statements about the following:

         o  implementing our new business strategy

         o  managing our costs

         o our business strategies and other statements contained herein that are not historical facts.

         When used in this Report, the words "anticipate," "believe," "estimate," "expect," "seek," "intend," "may" and similar expressions are generally intended to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including: changes in general economic and business conditions and those in the Internet professional services market in particular; changes in Internet-related technologies; actions of competitors; the extent to which we are able to expand our business into new markets; our inability to effectively manage growth (including growth through acquisitions), including problems which may arise in integrating acquired businesses into the Company's operations and in achieving satisfactory operating results from the acquired businesses; the level of demand for our services; our inability to successfully implement the recent restructuring of our business strategy; the inability of our recently restructured senior management team to work together efficiently; our inability to successfully manage and operate our business in light of the existing and planned reductions in operating expenses; our inability to establish profitable operations or raise additional capital in the near future; our inability to obtain financing when required including funds required to repay the $80 million note issued to former Soft Plus shareholders in the event we are unable to close on the restructuring of that note, or, if the note is restructured, to pay the portion of the note held by holders who do not consent to the restructuring; our inability to restructure our debt obligations; and other factors discussed under the caption "Risk Factors" in our prospectus dated April 12, 2000.

Recent Developments

         As previously reported on Interim Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2000, the Company has entered into binding letters of intent with five former shareholders of Soft Plus, Inc., including our director and President and recently appointed Chief Executive Officer, Mohan Uttarwar, to restructure a majority of the $80 million note due March 8, 2001 and owed to certain former shareholders of Soft Plus, Inc. into convertible seven year notes to be issued to each of the $80 million note holders who consents to the restructuring in proportion to their interests in the $80 million note. The five former shareholders of Soft Plus, Inc. hold approximately 74% of the interests in the $80 million note. Mr. Mohan Uttarwar holds approximately 29%. Any portion of the $80 million note which is not restructured will be due on March 8, 2001. Closing on the restructuring is subject to the satisfaction of certain conditions, including, among others, the approval of the stockholders of US Interactive to the issuance of up to 24,000,000 shares of the Company's common stock upon conversion or satisfaction of the restructured notes and the consent of the holders of 90% or more of the $80 million note. Upon closing of the restructuring, so long as 51% of the restructured notes remain outstanding, the Board of Directors has agreed to nominate and recommend for appointment to the Board three designees selected by the restructured note holders, one of which shall be our current director, Mohan Uttarwar, so long as he remains a member of the Board. The Board intends to fill two of the three Board vacancies which currently exist with the resignation of
E. Michael Forgash in October, 2000 with those designees. The Company anticipates closing on the restructuring during the first quarter of fiscal 2001. In addition, our director, William C. Jennings, has succeeded our director, Eric Pulier, as Chairman of the Board.

         Our common stock is currently traded on the Nasdaq National Stock Market. In October, the Nasdaq National Market notified the Company that it no longer met the market capitalization or total revenue requirements for continued listing on the Nasdaq National Market, that it was reviewing the Company's eligibility for continued listing on the Nasdaq National Market, and requested that the Company provide a specific plan to achieve and sustain compliance no later than October 23, 2000. The Company submitted its plan and was subsequently notified that it further failed to qualify as it no longer met the minimum bid price for continued listing on the Nasdaq National Market. On November 1, 2000, the Nasdaq National Market notified the Company that its plan was rejected and that the Company's securities would be delisted from the Nasdaq National Market on November 10, 2000. The Company has appealed this determination and a hearing has been scheduled for December 8, 2000. If the Nasdaq National Market fails to grant the Company further time to regain compliance with the requirements for listing on the Nasdaq National Market, the Company's common stock could be delisted from the Nasdaq National Market at any time on or after December 8, 2000. The Company's common stock is not currently eligible for listing on the Nasdaq SmallCap Market. Nasdaq has informed us that we may be eligible for trading on, and we will seek to have our common stock traded on, the OTC Bulletin Board. However, there is no assurance that, if eligible, we will be accepted or, if accepted, that existing market makers or any other broker-dealers would continue to make a market in the Company's common stock on the OTC Bulletin Board. Among other things, our Company could receive less media coverage and have fewer security analysts. The liquidity of our common stock will likely be significantly impaired and the price of our common stock may be significantly adversely affected. If our common stock is delisted, then trading in our common stock will be subject to rules under the Securities Exchange Act of 1934 that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as "penny stock." In general, a penny stock is an equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to some exceptions. For these transactions, the broker-dealer also must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed on broker-dealers by these requirements may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of our common stock.

         During the quarter ended December 31, 2000, the Company entered into negotiations to sell The Fourth Room Ltd. back to its founders. If the transaction closes on the terms presently under discussion, the Company anticipates an approximate $6 million loss on this transaction that will be recorded during the quarter ended December 31, 2000.

         The Company is currently in default under certain of its equipment, furniture and facility leases. Full payment under certain leases of approximately $1.1 million has been demanded by the lending institution and the Company is currently negotiating payment terms with the lending institution. In addition, the Company is in discussions with its various landlords regarding defaults under its facility leases.

         The Company has been investigating and has recently determined that its German subsidiary which was acquired through the merger with Soft Plus, was delinquent in collecting and paying employee income taxes and social security taxes for the 1998, 1999 and a portion of 2000 fiscal years. The Company is currently working with the German tax authorities to ensure that full payment and total compliance is achieved. The Company expects to make a payment between $3.0 million and $4.0 million in the quarter ending December 31, 2000.

         In connection with the Company's plans to move its corporate headquarters to Cupertino, California, the Company has offered "stay bonuses" to approximately thirty employees located in its King of Prussia facility to assist in the transition. The total amount of the "stay bonus" will be approximately $1.5 million and will be expensed over the period of December 1, 2000 through February 20, 2000.

Restructuring

         Starting in the third quarter of fiscal 2000, the Company experienced significant declines in revenues and its share of the Internet professional services market. The decline in demand and resulting losses led to the Company's decision to restructure our business during the third quarter of fiscal 2000 to focus our efforts on our core competencies and target markets and to reduce our operating expenses. During the third quarter of fiscal 2000 the Company began and is continuing to reduce its operating expenses through a series of general, administrative, and other cost reductions, including reductions in workforce, and the closure of certain facilities in the near future. The Company also intends to pursue restructuring of certain of its obligations and recently entered into binding letters of intent to restructure the $80 million note owed to former shareholders of Soft Plus, Inc. with five former Soft Plus shareholders, including our director, director, President and recently appointed Chief Executive Officer, Mohan Uttarwar. See Recent Developments, above. The Company has also made additional senior management changes and will move its headquarters to its offices in Cupertino, California and close certain facilities. The Company believes that these restructuring actions will decrease operating expenses commencing in the first quarter fiscal 2001. There can be no assurance that the Company will be able to complete the restructuring and generate sufficient cash flow to continue its operations. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         Approximately 43% of our revenue for the nine months ended September 30, 2000 was derived from fixed-fee arrangements. The percentage of our revenue that is derived from fixed-fee arrangements may increase in the future. Substantially all of our client projects may be terminated early by the client without penalty.

         Cost Structure. A significant portion of our costs consists of employee-related expenses for our project personnel and other direct costs, such as third-party vendor costs. The remainder of our costs are associated with the development of our business and support of our project personnel, such as marketing and sales, and management and administrative support. Marketing and sales consists primarily of personnel costs and commissions as well as the cost associated with our development and maintenance of our marketing materials and programs. Management and administrative expense consists primarily of the costs associated with:

         o  operations

         o  finance

         o  human resources

         o  information systems

         o  facilities

         o  other administrative support for project personnel

         We regularly review our fees for services, compensation and overhead costs in an effort to remain competitive within our industry. In addition, we monitor the progress of client projects with client senior management from time to time. Monitoring the costs and progress associated with each project is aided by our web-based project management systems. We manage the activities of our service delivery personnel by monitoring project schedules and staffing requirements for new projects. Most of our client projects can, and may in the future, be terminated by the client without penalty. As a result, an unanticipated termination of a client project could require us to maintain underutilized employees, resulting in higher than expected percentage and number of inactive professionals. While we intend to adjust our professional staff to reflect our projects, we must maintain a sufficient number of senior professionals to oversee existing and anticipated client projects and participate with our sales efforts to secure new client projects.

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

         In March 2000, we acquired by merger (the Merger) Soft Plus, a provider of e-CRM solutions. We paid to the Soft Plus shareholders in the Merger: (i) 3,391,106 unregistered shares of our common stock, (ii) $20 million in cash, and
(iii) an unsecured $80 million note due to the former shareholders of Soft Plus to be paid March 8, 2001. In addition, we assumed the stock options which were outstanding under Soft Plus' stock option plans, which became options to purchase a total of 1,408,866 shares of our common stock. The Merger has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired and liabilities assumed. The balance of the purchase price has been allocated to goodwill and other intangible assets and is being amortized over their estimated useful lives of approximately five years.

         On July 25, 2000, the Company acquired The Fourth Room Ltd. a London-based strategic marketing and brand consulting firm. The Company paid to The Fourth Room Ltd. shareholders 382,802 shares of the Company's common stock, with an estimated fair value of $5.7 million and $600,000 in cash paid at closing. In addition the Company issued 50,000 options to acquire shares of the Company's common stock to certain employees of The Fourth Room Ltd. who planned to continue with the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net assets acquired and liabilities assumed. The balance of the purchase price was recorded as goodwill and is being amortized over five years. The historical results of operations of The Fourth Room Ltd. are not material to the Company.

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                                     Three Months Ended                Nine Months Ended
                                                                September 30,   September 30,    September 30,   September 30,
                                                                    2000            1999              2000            1999
                                                                   ------          ------            ------          ------
Net revenues                                                        100%            100%              100%             100%

Operating expenses:
      Project personnel and related expenses ................        72              56                54               54
      Management and administration .........................       136              51                65               49
      Research and development ..............................         5              --                 3               --
      Selling and marketing .................................        18              10                14               10
      Depreciation and amortization .........................       117              27                76               33
      Restructuring charge ..................................         9              --                 2               --
                                                                   ----            ----              ----             ----
      Total operating expenses ..............................       356             144               214              146
                                                                   ----            ----              ----             ----
Operating loss ..............................................      (256)            (44)             (114)             (46)
Other income (expense), net .................................        (6)              2                (3)              --
                                                                   ----            ----              ----             ----
Loss before extraordinary item ..............................      (262)            (42)             (117)             (46)
Extraordinary item-loss from early extinguishment of debt ...        --              --                (3)              --
                                                                   ----            ----              ----             ----
Net loss ....................................................      (262%)           (42%)            (120%)            (46%)
                                                                   ====            ====              ====             ====

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Revenue. Revenue increased $8.0 million, or 80%, to $17.8 million for the three months ended September 30, 2000, from $9.9 million for the three months ended September 30, 1999. The increase in revenue was due to the acquisition of Soft Plus, Inc. (Soft Plus) which was effective March 8, 2000 which accounted for an increase of approximately $9.4 million which was partially offset by a $2.1 million decrease in other services delivered to clients.

As a result of the factors discussed under Recent Developments, coupled with a general market decline in demand for services such as the Company's, the Company expects quarterly revenues to remain flat or decrease for the foreseeable future.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party contracted services incurred in the delivery of our services. These costs increased $7.4 million, or 134%, to $12.9 million for the three months ended September 30, 2000, from $5.5 million for the three months ended September 30, 1999. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services and $5.3 million additional personnel related expenses associated with the Soft Plus acquisition.

         Management and Administrative. Management and administrative expenses increased $19.2 million, or 383%, to $24.2 million for the three months ended September 30, 2000, from $5.0 million for the three months ended September 30, 1999. The increase was principally due to expenses incurred to accommodate anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations. There was also increased management and administrative expenses associated with the Soft Plus acquisition. Additionally, the Company wrote off $8.8 million of uncollectible accounts receivable of which $3.9 million and $1.1 million were amounts due from NetSmart, Inc. and Existing Corporation, respectively, which are related parties.

         Selling and Marketing. Selling and marketing expenses increased $2.2 million, or 215%, to $3.2 million for the three months ended September 30, 2000, from $1 million for the three months ended September 30, 1999. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel and additional marketing and selling expenses resulting from the Soft Plus acquisition.

         Depreciation and Amortization. Depreciation and amortization increased $18.1 million to $20.8 million for the three months ended September 30, 2000 as compared to $2.7 million for the three months ended September 30, 1999. The increase was primarily due to amortization of approximately $18.3 million from the Soft Plus acquisition. The amount is being amortized over a five-year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Restructuring Charge. During the quarter ended September 30, 2000 the Company recorded a restructuring charge of $1.6 million. This amount represents $1.0 million related to severance costs in connection with the Company's decision to terminate 125 employees, substantially all of which was paid during the quarter ended September 30, 2000, and $600,000 related to severance costs in connection with the Company's former Chief Executive Officer which will be paid out over an eighteen month period.

         Other Income (Expense). Other expense increased $1.3 to $1.1 million for the three months ended September 30, 2000, compared to an income of $215,000 for the three months ended September 30, 1999. The increase was primarily attributable to interest expense on the $80 million note due to former Soft Plus shareholders as a result of the merger on March 8, 2000. The increase was partially offset by increased interest income from cash equivalents primarily the result of the Company's public offerings.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the three months ended September 30, 2000, or the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Revenue. Revenue increased $42.3 million, or 179%, to $65.9 million for the nine months ended September 30, 2000, from $23.7 million for the nine months ended September 30, 1999. The increase in revenue was primarily due to growth in services delivered to new clients, additional projects for existing clients and larger average project size as well as the acquisition of Soft Plus, Inc. (Soft
Plus) which was effective March 8, 2000 which accounted for approximately $22.0 million of the revenue increase.

         As a result of the factors discussed under Recent Developments, coupled with a general market decline in demand for services such as the Company's, the Company expects quarterly revenues to remain flat or decrease for the foreseeable future.

         Project Personnel and Related Expenses. Project personnel and related expenses consist primarily of payroll, associated taxes, employee benefits and any third-party fees incurred in the delivery of our services. These costs increased $22.5 million, or 175%, to $35.3 million for the nine months ended September 30, 2000, from $12.8 million for the nine months ended September 30, 1999. The increase was primarily due to the increase in the hiring of project personnel as well as contracted services and $11.7 million additional personnel related expenses associated with the Soft Plus acquisition.

         Management and Administrative. Management and administrative expenses increased $31.1 million, or 268%, to $42.7 million for the nine months ended September 30, 2000, from $11.6 million for the nine months ended September 30, 1999. The increase was principally due to expenses incurred to accommodate anticipated growth, including the expansion of office facilities and the increased cost of management and administrative personnel and other general operating expenses in the areas of legal, accounting, human resources and general operations as well as increased management and administrative expenses associated with the Soft Plus acquisition. Additionally, the Company wrote off $8.8 million of uncollectible accounts receivable of which $3.9 million and $1.1 million were amounts due from NetSmart, Inc. and Exist Corporation, respectively, which are related parties.

         Selling and Marketing. Selling and marketing expenses increased $6.8 million, or 276%, to $9.3 million for the nine months ended September 30, 2000, from $2.5 million for the nine months ended September 30, 1999. The increase was attributable to the continuing investment in the Company's marketing and sales programs including the hiring of new business development and marketing personnel as well as additional marketing and selling expenses associated with the Soft Plus acquisition.

         Depreciation and Amortization. Depreciation and amortization increased $42.1 million to $49.9 million for the nine months ended September 30, 2000, as compared to $7.7 million for the nine months ended September 30, 1999. The increase was primarily due to amortization of approximately $41.4 million from the Soft Plus acquisition. The amount is being amortized over a five-year period. There was also increased capital expenditures for new equipment and leasehold improvements.

         Restructuring Charge. During the quarter ended September 30, 2000 the Company recorded a restructuring charge of $1.6 million. This amount represents $1.0 million related to severance costs in connection with the Company's decision to terminate 125 employees, substantially all of which was paid during the quarter ended September 30, 2000, and $600,000 related to severance costs in connection with the Company's former Chief Executive Officer which will be paid out over an eighteen month period.

         Other Income (Expense). Other expense increased $2.0 million to $2.0 million for the nine months ended September 30, 2000, compared to $0 for the nine months ended September 30, 1999. The increase was primarily attributable to interest expense on the $80 million note due to former Soft Plus shareholders as a result of the merger on March 8, 2000. The increase was partially offset by increased interest income from cash equivalents primarily the result of the Company's public offerings.

         Income Tax Expense. As a result of the Company's losses there was no income tax expense for the nine months ended September 30, 2000, or the nine months ended September 30, 1999.

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

         In April 2000, the Company completed a public offering of securities and issued a total of 2,274,567 shares of common stock at $19.63 per share. An additional 225,433 shares were sold by existing stockholders at $19.63 per share. Proceeds to the Company from its public offering net of underwriting discounts and costs of the offering were approximately $41.7 million. The Company used a total of $6.0 million of the net proceeds to repay all outstanding debt under its line of credit.

         At September 30, 2000 the Company had approximately $13.5 million in cash and cash equivalents.

         Net cash used in operating activities was $19.2 million for the nine month period ended September 30, 2000, as compared to $3.3 million for the comparable period in 1999. Cash used in operating activities in each of these periods was primarily the result of net losses, which were partially offset by non-cash charges for depreciation and amortization, as well as decreases in working capital.

         Net cash used in investing activities was $42.2 million for the nine months ended September 30, 2000, as compared to $2.9 million for the nine months ended September 30, 1999. The increase in net cash used was primarily due to the cash paid and expenses accrued for in the Soft Plus acquisition and increased purchases of furniture and equipment.

         Net cash provided by financing activities was $40.8 million for the nine months ended September 30, 2000, as compared to $43.4 million for the nine months ended September 30, 1999. The principal reason for the decrease was a reduction in proceeds received from the Company's secondary public offering completed in April, 2000, as compared to proceeds from the Company's initial public offering completed in August, 1999. The Company also paid off the Soft Plus credit facility in March, 2000.

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

         The amount of principal which we must pay under the $80 million note will be reduced under certain circumstances relating: to (i) our rights to be indemnified by the principal shareholders of Soft Plus under the Merger Agreement, and (ii) certain costs incurred by Soft Plus in the Merger. The $80 million note is due and payable on March 8, 2001. In early November 2000, the Company entered into binding letters of intent with five of the former shareholders of Soft Plus, including our director, President and Chief Executive Officer, Mohan Uttarwar, to restructure the $80 million note, discussed in more detail under Recent Developments above. Closing on the note restructuring is subject to the satisfaction of certain conditions. In the event the Company closes on the note restructuring, the Company has agreed under the terms of the letters of intent to waive these rights.

         We had initially anticipated that we would repay the $80 million note with proceeds to be obtained from one or more of the following: borrowings under our credit facilities, a refinancing, or a sale of capital stock or debt securities in the public or private markets, together with revenues generated from operations. However, the Company has been unsuccessful in its attempts to do so and, as noted above, has entered into binding letters of intent with five of the former shareholders of Soft Plus, including our director, President and Chief Executive Officer, Mohan Uttarwar, to restructure the $80 million note. The closing on the restructuring is subject to the satisfaction of certain conditions, including consent of the holders of not less than 90% of the $80 million note. Holders of the $80 million note who do not consent will be entitled to receive payment on the portion of the note held by them. Even if we are successful in completing the note restructuring, there can be no assurances that we will be able to obtain funds sufficient to repay the portion of the $80 million note held by holders who do not consent to the restructuring, or, even if such funds are available, that such funds will be available on terms satisfactory to the Company. The inability of the Company to close on the note restructuring or, in the event of closing, to obtain funds sufficient to repay the $80 million note held by holders who do not consent to the restructuring on terms satisfactory to the Company would have a material adverse effect on the Company.

         At November 17, 2000 the Company had approximately $8.6 million in cash and cash equivalents, of which $3.0 million has been reserved for payment of the delinquent taxes owed by its German subsidiary which was acquired from Soft Plus. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private equity financing, bank financing or other sources of capital. Management believes that its current funds combined with other available sources of funding may be sufficient to enable the Company to meet certain of its planned expenditures through at least December 31, 2000. The Company may require additional capital to finance its future operations beyond 2000. The Company is in discussions with its creditors including unsecured vendors, landlords and equipment financing companies in order to reach mutually agreeable resolutions to amounts outstanding.

         The Company has begun a restructuring of the business during the third quarter of fiscal 2000 to focus its efforts on its core competencies and target markets and to reduce its operating expenses. During the third quarter of fiscal 2000 the Company began and is continuing to reduce its operating expenses through a series of general, administrative, and other cost reductions, including reductions in workforce, and the closure of certain facilities in the near future. The Company also intends to pursue restructuring of certain of its obligations.

         The Company may seek to obtain additional capital through the sale of equity or debt securities, through additional credit facilities or otherwise. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Future liquidity and capital requirements will depend on numerous factors, including the success of existing and new service offerings and competing technological and market developments. There are no assurances that the Company will be able to obtain additional capital. Additional financing, if available, may not be available on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities. If market interest rates were to increase by 10% from rates as of November 20, 2000 we do not believe that the effect would be material to the Company.

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

         On April 7, 2000, First Albany Corporation (FAC) filed a complaint against U.S. Interactive, Inc., Soft Plus and U.S. Interactive Corp. (Delaware), our wholly-owned subsidiary into which Soft Plus merged, in the U.S. District Court, Northern District of California, San Jose Division (Case No. C-0020383), alleging that Soft Plus had breached an agreement dated November 29, 1999 (the Engagement Agreement) between Soft Plus and FAC under which Soft Plus had engaged FAC to render financial advisory and investment banking services in connection with the possible sale of Soft Plus. FAC had submitted to Soft Plus a claim for fees and expenses, which FAC asserted it was entitled to receive in connection with the Soft Plus Merger. After we rejected FAC's claims, FAC commenced its lawsuit. FAC alleges that the defendants breached their obligations under the Engagement Agreement by failing to pay First Albany the fees in excess of $6.1 million it claims it is entitled to receive, including amounts which FAC alleges it is entitled to receive at various times commencing upon closing of the Merger. FAC requests that the court require the defendants to pay these fees, with interest, together with FAC's costs and expenses. The adverse resolution of this matter could have a material adverse effect on our business, operating results, financial condition and cash flows.

         On April 11, 2000, five former shareholders of Soft Plus (the Former Shareholders) filed a complaint against U.S. Interactive, Inc., Soft Plus, USIC, Mohan Uttarwar, Vijay Uttarwar, Vinay Deshpande, O.P. Srinivasan and Does 1-25, in the Superior Court of California, County of Santa Clara (case number CV789065). Plaintiffs voluntarily dismissed Mr. Srinivasan without prejudice from the action in August, 2000. Upon the closing of the Merger, Mohan Uttarwar became a member of our board of directors, and president of USIC, and he is currently the president and CEO of US Interactive; he is the brother of Vijay Uttarwar. Messrs. Uttarwar and Vinay Deshpande (the Principal Shareholders) are former shareholders, officers and directors of Soft Plus. The plaintiffs filed a second amended complaint on or about August 31, 2000, which alleges, among other things, that the Former Shareholders requested but were improperly denied inspection of some of the corporate records of Soft Plus in connection with evaluating the Merger and whether to exercise their dissenters' rights. The Former Shareholders request that the court compel the defendants to produce for the Former Shareholders these corporate records and materials for inspection. The second amended complaint also alleges that some transactions involving or for the benefit of the Principal Shareholders or their relatives were improper, including the issuance of common stock and preferred stock of Soft Plus and options to purchase common stock of Soft Plus. The Former Shareholders allege the Principal Shareholders breached their fiduciary duty to the Former Shareholders and seek damages in excess of $5.0 million. The Former Shareholders also request that the court declare that the time for the Former Shareholders to assert their dissenters' rights in connection with the merger has not expired because they allege that the notice sent to them which triggered those rights was defective under California law. In addition to the damages noted above, the Former Shareholders request attorneys' fees, compensatory and punitive damages, interest and costs in its possession, as it deemed appropriate. One of the Former Shareholders has also alleged that Mr. Deshpande made material misrepresentations to him in connection with and offer of employment and employee stock options. On this claim the Former Shareholder is seeking damages in excess of $1.0 million.

         We have notified counsel to Soft Plus that the Former Shareholders have claimed that the notice of dissenter's rights prepared by them was defective and that they issued on opinion stating that all Soft Plus stock had been validly issued and fully paid, and that the Company intends to seek indemnification from them for any damages arising therefrom in the event that the Court determines that the notice was defective or the Soft Plus stock was not properly issued.

         As previously reported, we notified representatives of the Principal Shareholders that, in accordance with the terms of the Merger, we intended to seek indemnification from them for any costs or liabilities arising from the pending litigation, including asserting our right to retain shares of our common stock escrowed in the Merger or to reduce payments we are to make under the $80 million Note. Based on subsequent discussions among the Principal Shareholders, the Company and USIC, the Principal Shareholders, the Company and USIC entered into an agreement under which the parties would reserve all indemnification rights which the Principal Shareholders may have against the Company and USIC under the Soft Plus merger agreement. Subsequent to entering into the foregoing agreement, in early November 2000 the Company entered into binding letters of intent with five former shareholders of Soft Plus, including our director, President and recently appointed Chief Executive Officer, Mohan Uttarwar, to restructure the $80 million note owed to former Soft Plus shareholders. Under the terms of the letters of intent, all of the rights which the Company has to indemnification under the Soft Plus merger agreement would be waived if the Note is restructured. Closing on the note restructuring is subject to the satisfaction of certain conditions. Under the merger agreement, the Company agreed to assume USIC's obligations, as successor to Soft Plus, Inc., contractual and otherwise, to indemnify the former officers and directors of Soft Plus to the fullest extent permitted by California law. The adverse resolution of this matter could have a material adverse effect on our business, operating results, financial condition and cash flows.

         We are also a party to the following additional proceedings. On September 22, 2000, the Company was served with a Complaint filed in the Pennsylvania Court of Common Pleas for Chester County by Talentpoint Technologies Inc. (formerly known as Raymond Karsan Associates). The Complaint alleges that the Company breached five agreements entered between October 4, 1999 and December 21, 1999 for employee searches and seeks damages of $972,603.70. U.S. Interactive, Inc. is evaluating the claim of Talentpoint Technologies, Inc. We are presently unable to offer any estimate of the likelihood that U.S. Interactive, Inc. will prevail in connection with litigation that might arise from the claims of Talentpoint Technologies, Inc.

         We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation (including matters we have previously reported) will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 2. Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

         During the three months ended September 30, 2000, the Company issued 382,802 unregistered shares of the Company's common stock in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulations S promulgated thereunder and paid $600,000 in cash in connection with the acquisition of all of the outstanding shares of The Fourth Room Limited on July 25, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

         The exhibits required by Item 601 of Regulation S-K are listed below and are incorporated as indicated.

    Exhibit Number         Description
    --------------         -----------

         10.1 Form of Change in Control Agreement between the Company and each of the following individuals; Philip
                           L. Calamia, Lawrence F. Shay, James J. Huser and O.P. Srinivasan

         10.2 Severance Agreement, dated September 8, 2000 between Stephen T. Zarrilli and the Company

         10.3 Employment Agreement, dated September 8, 2000 between William C. Jennings and the Company

         10.4 Agreement Evidencing a Grant of Non-Qualified Stock Option, dated September 20, 2000 between William C. Jennings and the Company

         10.5 Binding Letter of Intent by and among the Company, U.S. Interactive Corp. (Delaware), Soft Plus, Inc. and Mohan Uttarwar

         27.1              Financial Data Schedule

(b) Reports on Form 8-K

         1. On September 11, 2000 we filed a Current Report on Form 8-K reporting our issuance of a press release on September 8, 2000 announcing that Stephen Zarrilli had resigned as our Chief Executive Officer and that William C. Jennings had been named to succeed Mr. Zarrilli.

         2. On September 21, 2000 we filed a Current Report on Form 8-K reporting our issuance of a press release on September 20, 2000 announcing that our third quarter financial performance will be below expectations and that Mohan Uttarwar has been appointed as our President.

         3. On November 13, 2000 we filed a Current Report on Form 8-K reporting our issuance of two press releases on November 9, 2000 announcing: (a) that our third quarter financial performance was below revised expectations, that Mohan Uttarwar had succeeded William C. Jennings as Chief Executive Officer and that Mr. Jennings had succeeded Eric Pulier as Chairman of the Board and (b) we entered into binding letters of intent to restructure a majority of the $80 million note currently due March 8, 2001.

                     U.S. INTERACTIVE, INC. AND SUBSIDIARIES



                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               U.S. INTERACTIVE, INC.

                               (Registrant)





Date: November 20, 2000        By: /s/ Mohan Uttarwar
                               ----------------------------
                               Mohan Uttarwar
                               Chief Executive Officer, President







Date: November 20, 2000        By: /s/ Philip L. Calamia
                               ----------------------------
                               Philip L. Calamia
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial Officer and
                               Chief Accounting Officer)